Form 10-Q
period 1995-12-31
CROWN ANDERSEN INC
filed 1996-02-13
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED    December 31, 1995   COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                             CROWN ANDERSEN INC
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                                   58-1653577
 -----------------------------------------------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)



   306 Dividend Drive, Peachtree City, Georgia                    30269
----------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

============================================================================


              Class                         Outstanding at December 31, 1995
     -----------------------------          --------------------------------
     Common Stock, $0.10 Par Value                 1,561,635 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----



                                                               PAGE NO.
                                                               --------

  Part I.     FINANCIAL INFORMATION:

            Consolidated Balance Sheets--
                  December 31, 1995 and September 30, 1995         3

            Consolidated Statements of Income--
                  Three Months Ended December 31, 1995
                  and 1994                                         4

            Consolidated Statements of Cash Flows--
                  Three Months Ended December 31, 1995
                  and 1994                                         5

            Notes to Consolidated Financial Information            6

            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    8

  Part II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K             11

               SIGNATURES                                         11

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                  1995            1995
                                                              -------------  --------------
                                                               (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                   $ 2,170,455    $  3,751,637
   Receivables:
       Trade, less allowance of $172,719 and $166,192 for
        possible losses                                          3,265,850       5,415,756
       Other                                                       178,679          92,848
       Income taxes                                                170,614         157,094
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                       6,574,519       5,859,652
   Inventories                                                   2,731,083         671,672
   Prepaid expenses                                                 41,256          43,018
   Current maturities of long-term note receivable                 100,000         100,000
   Deferred income taxes                                           289,785         289,785
                                                               -----------    ------------
            TOTAL CURRENT ASSETS                                15,522,241      16,381,462

NOTE RECEIVABLE, less current maturities                         1,090,000       1,090,000
EQUIPMENT HELD FOR RESALE                                        1,301,554       1,396,954

PROPERTY AND EQUIPMENT, less accumulated depreciation            1,745,936       1,815,541

DEFERRED INCOME TAXES                                              157,700         157,700

OTHER ASSETS                                                       140,035         143,035
                                                               -----------    ------------

                                                               $19,957,466    $ 20,984,692
                                                               ===========    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                               $         -    $      -
   Accounts payable                                              2,748,937    $ 4,678,832
   Accruals:
       Income taxes                                                 86,682         201,000
       Compensation                                                514,967         414,993
       Warranty                                                    474,600         476,000
       Miscellaneous                                               373,275         414,125
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                             12,476         190,889
   Current maturities of long-term debt                          1,110,106         579,987
                                                                   448,045         327,114
   Deferred income taxes                                       -----------    ------------
             TOTAL CURRENT LIABILITIES                           5,659,088       7,282,940

LONG-TERM DEBT, less current maturities                            968,010         621,253
DEFERRED INCOME TAXES                                              190,970         190,970
                                                               -----------    ------------
             TOTAL LIABILITIES
                                                                 6,818,068       8,095,163
COMMITMENTS AND CONTINGENCIES                                  -----------    ------------

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 5,000,000;
     outstanding 1,561,635                                         156,164         156,164
   Additional paid-in capital                                    2,905,801       2,905,801
   Retained earnings                                             9,685,110       9,426,252
   Foreign currency translation adjustment                         392,323         401,312
                                                               -----------    ------------
             TOTAL STOCKHOLDERS' EQUITY                         13,139,398      12,889,529
                                                               -----------    ------------
                                                               $19,957,466    $ 20,984,692
                                                               ===========    ============

          See accompanying Notes to Consolidated Financial Statements.


              CROWN ANDERSEN INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
=================================================================

                           (Unaudited)
                                            FOR THE THREE MONTHS
                                              ENDED DECEMBER 31,
                                         ----------   ----------
                                            1995            1994
                                         ----------   ----------
REVENUES:
  Contracts                              $4,674,068   $4,422,009
  Sales                                     541,084      302,374
  Other                                      32,047        4,800
                                         ----------   ----------
                                          5,247,199    4,729,183
                                         ----------   ----------
COSTS AND EXPENSES:
  Cost of contracts and sales             3,945,386    3,745,537
  Selling, general and administrative       903,908      727,050
  Interest and other                        (14,854)     (43,533)
                                         ----------   ----------
                                          4,834,440    4,429,054
                                         ----------   ----------
  Income from operations before
    taxes on income                         412,759      300,129

TAXES ON INCOME                             153,900      114,700
                                         ----------   ----------
  NET INCOME
                                         $  258,859   $  185,429
                                         ==========   ==========
AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING                             1,561,635    1,561,635
                                         ----------   ----------

EARNINGS PER SHARE                            $0.17        $0.12
                                         ----------   ----------




          See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                      Three Months Ended December 31,
                                                                     ---------------------------------
                                                                           1995             1994
                                                                      -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from continuing operations                              $   258,859      $   185,429
   Items in income from continuing operations not affecting cash:
       Depreciation and amortization                                          74,700           77,217
       Provision for valuation of soil processor unit                         90,000           90,000
       Deferred income taxes                                                  12,770                -
       Loss (gain) on sales of fixed assets                                    6,399          (21,970)
   Cash provided by (used for)
       Trade and other receivables                                         2,058,108        1,190,401
       Refundable income taxes                                               (14,535)          96,357
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                              (714,867)      (2,651,743)
       Inventories                                                        (1,041,681)          89,385
       Prepaid expenses                                                        1,574           64,538
       Accounts payable                                                   (1,925,452)       1,057,023
       Accrued expenses                                                      (55,255)        (236,885)
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                                 (178,404)         600,017
       Other                                                                   1,065           11,334
                                                                         -----------      -----------
   Cash provided by (used for) operating activities                       (1,426,719)         551,103
                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds on sale of plastics segment, net of selling and
     costs of $254,780 in fiscal 1995                                             -        4,960,260
   Proceeds from sale of fixed assets                                        (4,721)          88,992
   Capital expenditures                                                      (6,711)         (38,670)
                                                                        -----------      -----------
   Cash provided by (used for) investing activities                         (11,432)       5,010,582
                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                                                     -         (340,333)
   Reduction in long-term debt                                             (141,062)        (140,635)
                                                                        -----------      -----------
 Cash used for financing activities                                        (141,062)        (480,968)
                                                                        -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (1,969)          (1,789)
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the year                               (1,581,182)       5,078,928
   Balance at beginning of year                                           3,751,637          137,659
                                                                        -----------      -----------
   BALANCE AT END OF PERIOD                                             $ 2,170,455      $ 5,216,587
                                                                        ===========      ===========

            See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  ===========================================

  1.   Condensed footnotes:
       -------------------

       As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.'s annual financial statements set forth in its Form 10-K for the year ended September 30, 1995.

  2.   Discontinued operations:
       -----------------------

       During 1994, the Company sold the net assets of Crown and Roanoke to a single buyer for $7.1 million ($5.9 million in cash and $1.2 million under a note agreement. This note of $1.2 million bears interest at 7% per annum, payable in two equal installments each year. The principal is payable in seven installments over 60 months, requiring two payments of $50,000 each due on March 30 and September 29, 1996. Four additional payments of $150,000 are due on March 30, 1997; September 30, 1997; March 29, 1998; and September 29, 1998. The seventh and final principal payment of $490,000 is due on September 29, 1999.

       Effective June 30, 1989, the operations of the Company's Struthers thermo-Flood Corporation (STFC) subsidiary were substantially curtailed due to continuing financial problems resulting primarily from significant losses on two waste heat boiler contracts. The STFC technology was sold to the Babcock & Wilcox on January 19, 1990. During fiscal 1992, STFC vacated the leased Kansas property after it was discovered that it had been contaminated with organic solvents prior to the time of the acquisition of STFC by the Company. STFC filed for Chapter 7 bankruptcy protection on August 12, 1992, and the trustee completed liquidation of STFC during February, 1994. STFC was dissolved in fiscal year 1995. Litigation has arisen in connection with the property formerly leased by STFC. See Note 8.

  3.   Earnings per share:
       ------------------

       Earnings per share were computed by dividing consolidated net earnings by the number of shares of common stock outstanding during the period. The stock options outstanding during 1994 and 1995 were antidilutive and thus did not affect earnings per share.

  4.   Stock options:
       -------------

       As of December 31, 1995, options to purchase 89,000 shares at an average price of $8.4219 were outstanding under the Company's stock option plan.

       The Company also has outstanding purchase warrants of 42,688 shares of common stock under the Directors Stock Warrant Plan at $9.4874 per share.

  5.   Revenue recognition:
       -------------------

       Revenues from contracts are reported on the percentage-of-completion method. Under this method, the percentage of contract revenue to be recognized currently is based on the ratio of costs incurred to date to total estimated contract costs, after giving effect to the most recent estimate of costs to complete. Revenues other than contracts are recorded when the product is shipped or the service is rendered to the customers.

  6.   Inventories:
       -----------

       Inventories were $2,731,083 and $671,672 as of December 31, 1995 and September 30, 1995, respectively. The amount of $2,731,083 at December 31, 1995 includes $2,020,000 of incineration equipment acquired from a former competitor on December 28, 1995. This equipment is compatible with the Company's existing products. The Company paid $1,000,000 in cash for this equipment inventory and the balance of $1,020,000 is payable in three installments over a two-year period under a non-interest bearing promissory note.

  7.   Equipment held for resale:
       -------------------------

       On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. As of December 31, 1995, the Company had further reduced the equipment carrying value to $1.3 million.

  8.   Commitments and contingencies:
       ------------------------------

       There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1995 (Note 11 to the Consoli-dated Financial Statements).


                                     * * *

              The financial information included in this report has not been certified and should not be relied upon to the same extent as certified financial statements. The financial information included in this report reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Nevertheless, the results shown are for interim periods and are not necessarily indicative of results to be expected for the year.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ================================================

  Introduction:
  ------------

       Crown Andersen Inc. (Crown Andersen or the Company) is a publicly-traded holding company for Andersen 2000 Inc. (Andersen) and, through Andersen, owns all of the outstanding stock of Montair Andersen bv (Montair). As used herein, unless otherwise indicated, the term "Company" refers to Crown Andersen and the above-referenced two subsidiaries and "Andersen" refers to Andersen and Montair.

       Late in fiscal 1994, the Company sold the assets of Crown Rotational Molded Products, Inc. (Crown) and its subsidiary, Roanoke Industries, Inc. (Roanoke) to Snyder Industries, Inc. The Crown sale was approved by the shareholders in September, 1994. The Company is no longer involved in the plastics business. Its two remaining subsidiaries are engaged exclusively in the pollution control and waste processing equipment businesses.

  Liquidity and Capital Resources:
  -------------------------------

       Cash and cash equivalents of $2,170,455 at December 31, 1995 decreased $1,581,182 from the September 30, 1995 balance of $3,751,637. The decrease was primarily attributable to a reduction of accounts payable and a $1,000,000 cash payment made for the purchase of equipment inventory from a former competitor. Cash used for operating activities amounted to $1,426,719. Decreases in payables and increases in inventories and costs and estimated earnings in excess of billings on uncompleted contracts more than offset a decrease in receivables and net income plus depreciation and amortization of $423,559. Costs and estimated earnings in excess of billings on uncompleted contracts increased $714,867, as a result of costs associated with a large contract which was nearing completion during the first quarter of fiscal 1996.

       Cash used for investment activities totaled $11,432 and reflects capital expenditures (primarily at Montair).

       Cash used for financing activities totaled $141,062 and reflects reduction in long-term debt.

       As disclosed in Note 7 to the Consolidated Financial Statements, the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to approximately $1.3 million as of December 31, 1995 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. During the first quarter of 1996, the Company leased this equipment on a short-term basis and received $5,400. This amount was offset against the net carrying value of the equipment.

       As indicated in Note 8 of the Notes to the Consolidated Financial Statements, the Company is one of several defendants in a legal action brought by various holders of Industrial Revenue Bonds issued by the cities of Winfield and Arkansas City, Kansas concerning the development of industrial property near Winfield, Kansas. The Company believes that it has meritorious defenses to the litigation due to the fact that Crown Andersen was not a party to the bondholder's agreement, such agreement having been entered into by Struthers Thermo-Flood Corporation ("STFC") prior to STFC being acquired by the Company. In response to the lawsuit, STFC filed a liquidation proceeding under Chapter 7 of the Federal Bankruptcy Act. The Trustee in Bankruptcy abandoned the property on September 17, 1992. The Bankruptcy Court entered an order of no distribution on February 10, 1994. STFC was dissolved in March 1995. The Company and its counsel believe that there is a strong likelihood of a favorable outcome with no adverse financial results for the Company. Another less likely outcome could result in the bondholders obtaining a judgement against the Company in an amount not exceeding $500,000 plus attorneys' fees. if a judgement were to be rendered against the Company for such amount, payment would be made using the Company's existing cash reserves or from funds available under its credit facility.

            As of December 31, 1995, the Company had borrowed $0.3 million against the credit facility of $0.9 million available to the Montair operation and had issued $1.8 million in letters of credit against its $3.0 million U.S. line of credit which has expired. Because of profitable operations and $4.5 million received from the sale of the plastics business, the Company has adequate cash reserves to meet its short-term cash needs. The Company's line of credit with a U.S. bank expired in May 1995. The Company has paid all outstanding advances from the U.S. bank. While the bank has not renewed the agreement, it has allowed $1.8 million of letters of credit to continue outstanding against the expired line of credit. The Company has had discussions with this bank and other banks for a replacement line of credit.

       Under its expired current loan agreement, the Company was required to obtain the bank's consent to pay cash dividends or to sell assets which constitute collateral. The bank did not require compensation for its consent.

  Results of Operations:
  ---------------------

  Revenues.
  ---------

         Revenues for the first quarter of fiscal 1996 were $5,247,199 compared with $4,729,183 for the comparable period of fiscal 1995 and $6,697,584 for the last quarter of fiscal 1995. Foreign sales (including export sales by Andersen and sales by the Netherlands subsidiary) were $4.5 million and $4.4 million for the first quarter of fiscal 1996 and 1995, respectively, and accounted for 85.0% and 93.6% of revenues, respectively.

       The increase in revenues of $518,016 (11%) from fiscal 1995 was attributable to a $487,547 increase at Andersen (94%) and an increase of $30,469 (6%) at Montair. All changes in revenue are related to the quantity of product sold, not to pricing changes.

       The Company's revenue levels in the United States continued to be adversely affected by the moratorium on new hazardous waste incineration facilities in the United States. The Company estimates that U.S. revenues have been reduced by approximately $2 - $3 million per year as a result of this moratorium. The Company anticipates that foreign revenues will offset domestic revenue losses. Because of the uncertainty in changes in United States regulations, it is impossible to predict changes in demands for the Company's products in the domestic market.

       The Company has been successful and will continue to rely on the international market to replace some of the lost U.S. business over the next two years. The Company expects to at least maintain the current revenue levels in fiscal 1996.

       First quarter 1996 revenues decreased $1,450,385 (22%) from the preceding quarter revenues, primarily as a result of lower revenues of $1,068,857 generated at Andersen. Fourth quarter 1995 revenues reached a record high level of $6,697,584.

  Cost of Sales.
  --------------

       For the first quarter of fiscal 1996, cost of sales totaled $3,945,386 compared with $3,745,537 in the comparable period of fiscal 1995 and $5,252,039 in the fourth quarter of fiscal 1995.

       The increase in cost of sales of $199,849 (5.3%) from the fiscal 1995 quarter is the result of higher revenues and a margin improvement of 4.0%. This was largely attributable to operations at Andersen.

       First quarter 1996 costs of sales were $1,306,653 lower than in the fourth quarter of 1995, as a result of lower revenues.

  Selling, General and Administrative Costs.
  ------------------------------------------

         Selling, general and administrative costs for the first three months of fiscal 1996 were $903,908 compared with $727,050 for the first fiscal quarter of 1995 and $919,301 in the fourth quarter of fiscal 1995. The increase of $176,858 (24.3%) over the comparable quarter in 1995 is entirely attributable to U.S. operations and reflects increases in commissions, professional fees, advertising, and travel expenses. As a percentage of revenues, selling, general and administrative expenses were 17.2%, 15.4% and 13.7% of revenues for the fiscal quarters of 1996 and 1995 and the fourth quarter of fiscal 1995. Expenses for the current 1996 quarter decreased $9,383 (2%) from the preceding fiscal quarter.

  Interest and Other (Income) Expenses.
  -------------------------------------

       Interest and other (income) expenses for the first three months of fiscal 1996 resulted in a credit of $14,854 compared with a credit of $43,533 for the first quarter of fiscal 1995 and a credit of $124,547 for the fourth quarter of 1995. The credits in all periods reflect a substantial reduction in net interest costs as a result of offsetting interest income realized on short-term investments. The lower credit of $28,679 in the first quarter of fiscal 1996 reflects higher bad debt expense and a gain in disposition of assets recorded in the first quarter of fiscal 1995. The lower credit of $109,693 in the current quarter, as compared to the preceding fiscal quarter, reflects lower interest income in the 1996 quarter and royalty income recorded in the fourth quarter of fiscal 1995.

  Taxes on Income.
  ----------------

       The effective tax rate for the first quarter of fiscal 1996 was 37.3% compared to 38.2% for the first quarter of fiscal 1995 and 30.2% for the fourth quarter of fiscal 1995.

  Net Income.
  -----------

       Net income for the first quarter of fiscal 1996 was $258,859 or $0.17 per share, compared with $185,429 or $0.12 per share for the first quarter of fiscal 1995 and $453,945 or $0.29 per share for the fourth quarter of fiscal 1995.

       The increase in earnings of $73,430 was the result of higher revenues. Operations at Andersen and Montair contributed equally to this increase.

       Earnings decreased $195,086 from the preceding fiscal quarter as a result of lower revenues, as revenues for the fourth quarter of 1995 reached a recordsetting level. Operations at Andersen accounted for the entire decline in earnings.

  Shares Outstanding.
  -------------------

       The average shares and equivalent shares outstanding were 1,561,635 in the first quarter of fiscal 1996 and 1995 and in the last quarter of fiscal 1995. The unexercised options and warrants are antidilutive for all periods.

                   CROWN ANDERSEN INC. AND SUBSIDIARIES
                   ------------------------------------

                                  PART II

                            OTHER INFORMATION
                   ====================================


  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------

            (a) Exhibit 10. Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of Aqua-Chem Inc. and Andersen 2000 Inc.

            (b)   Exhibit 27.  Financial Data Schedules

            (c) No reports were filed on Form 8K during the quarter ended December 31, 1995.



                                   SIGNATURES
                                   ==========

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CROWN ANDERSEN INC.



  Dated:   February 12, 1996         By: /s/ Jack D. Brady
          -------------------            -----------------------------
                                             Jack D. Brady
                                             Chairman of the Board
                                             (Duly Authorized Officer)


  Dated:   February 12, 1996         By: /s/ Milton Emmanuelli
          -------------------            -----------------------------
                                             Milton Emmanuelli
                                             Secretary and Treasurer
                                             (Principal Financial Officer)