Form 10-Q
period 1996-03-31
CROWN ANDERSEN INC
filed 1996-05-13
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED      March 31, 1996    COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                              CROWN ANDERSEN INC.
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                   58-1653577
- ----------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                    Identification No.)


    306 Dividend Drive, Peachtree City, Georgia                    30269
- ----------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (770) 486-2000
                                                   -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing such requirements for the past 90 days.  Yes  X   No
                                                    ---     ---
=============================================================================

               Class                         Outstanding at March 31, 1996
   -----------------------------             -----------------------------
   Common Stock, $0.10 Par Value                   1,561,635 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----


                                                                   PAGE NO.
                                                                   --------
Part I.     FINANCIAL INFORMATION:

         Consolidated Balance Sheets--
                  March 31, 1996 and September 30, 1995                3

         Consolidated Statements of Income--
                  Three Months and Six Months Ended March 31, 1996
                  and 1995                                             4

         Consolidated Statements of Cash Flows--
                  Six Months Ended March 31, 1996 and 1995             5

         Notes to Consolidated Financial Information                   6

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        8

Part II.    OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                              12

         Item 6. Exhibits and Reports on Form 8-K                     12

         SIGNATURES                                                   12


                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,    SEPTEMBER 30,
                                                                  1996           1995
                                                              ------------  --------------
                                                              (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                   $ 1,644,91       $ 3,751,637
   Receivables:
       Trade, less allowance of $200,842 and $166,192 for
        possible losses                                         8,565,028         5,415,756
       Other                                                       96,570            92,848
       Income taxes                                               137,911           157,094
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                      2,816,100         5,859,652
   Inventories                                                  2,835,779           671,672
   Prepaid expenses                                               100,112            43,018
   Current maturities of long-term note receivable                200,000           100,000
   Deferred income taxes                                          289,785           289,785
                                                              -----------       -----------
            TOTAL CURRENT ASSETS                               16,686,196        16,381,462

NOTE RECEIVABLE, less current maturities                          940,000         1,090,000

EQUIPMENT HELD FOR RESALE                                       1,211,554         1,396,954

PROPERTY AND EQUIPMENT, less accumulated depreciation           1,700,597         1,815,541

DEFERRED INCOME TAXES                                             157,700           157,700

OTHER ASSETS                                                      161,217           143,035
                                                              -----------        -----------
                                                              $20,857,264       $20,984,692
                                                              ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                              $         -       $         -
   Accounts payable                                             3,806,153         4,678,832
   Accruals:
       Income taxes                                                     -           201,000
       Compensation                                               306,933           414,993
       Warranty                                                   472,000           476,000
       Miscellaneous                                              406,634           414,125
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                            16,919           190,889
   Current maturities of long-term debt                         1,120,558           579,987
   Deferred income taxes                                          348,343           327,114
                                                              -----------       -----------
             TOTAL CURRENT LIABILITIES                          6,477,540         7,282,940

LONG-TERM DEBT, less current maturities                           804,808           621,253
DEFERRED INCOME TAXES                                             190,970           190,970
                                                              -----------       -----------
             TOTAL LIABILITIES                                  7,473,318         8,095,163
                                                              -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 5,000,000;
     outstanding 1,561,635                                        156,164           156,164
   Additional paid-in capital                                   2,905,801         2,905,801
   Retained earnings                                            9,970,103         9,426,252
   Foreign currency translation adjustment                        351,878           401,312
                                                              -----------       -----------
             TOTAL STOCKHOLDERS' EQUITY                        13,383,946        12,889,529
                                                              -----------       -----------
                                                              $20,857,264       $20,984,692
                                                              ===========       ===========



          See accompanying Notes to Consolidated Financial Statements.


                           CROWN ANDERSEN INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                          FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                             ENDED MARCH 31,           ENDED MARCH 31,
                                         -----------------------  ------------------------
                                          1996            1995      1996           1995
                                         -----------------------  ------------------------
REVENUES:
  Contracts                              $5,443,146  $4,829,332   $10,117,214  $9,251,341
  Sales                                     389,932     303,294       931,016     605,668
  Other                                           -       4,800        32,047       9,600
                                         ----------  ----------   -----------  ----------
                                          5,833,078   5,137,426    11,080,277   9,866,609
                                         ----------  ----------   -----------  ----------

COSTS AND EXPENSES:
  Cost of contracts and sales             4,397,197   3,847,894     8,342,583   7,593,431
  Selling, general and administrative       962,793     791,635     1,866,701   1,518,685
  Interest and other                         21,695      (8,694)        6,841     (52,227)
                                         ----------  ----------   -----------  ----------
                                          5,381,685   4,630,835    10,216,125   9,059,889
                                         ----------  ----------   -----------  ----------
  Income from operations before
    taxes on income                         451,393     506,591       864,152     806,720

TAXES ON INCOME                             166,400     191,300       320,300     306,000
                                         ----------  ----------   -----------  ----------
    NET INCOME                           $  284,993  $  315,291   $   543,852  $  500,720
                                         ==========  ==========   ===========  ==========

AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING                             1,561,635   1,561,635   1,561,635     1,561,635
                                         ==========  ==========   ===========  ==========
EARNINGS PER SHARE                            $0.18       $0.20         $0.35       $0.32
                                         ==========  ==========   ===========  ==========




          See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                    Six Months Ended March 31,
                                                                   ----------------------------
                                                                       1996           1995
                                                                   -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from continuing operations                         $   543,852    $   500,720
   Items in income from operations not affecting cash:
       Depreciation and amortization                                    151,084        148,052
       Provision for valuation of soil processor unit                   180,000        180,000
       Deferred income taxes                                             31,622       (464,146)
       Loss (gain) on sales of fixed assets                                   -        (20,992)
   Cash provided by (used for)
       Trade and other receivables                                   (3,187,807)    (1,740,960)
       Refundable income taxes                                           93,421         54,361
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                        3,043,552     (2,238,127)
       Inventories                                                   (1,158,676)      (217,131)
       Prepaid expenses                                                 (58,556)        40,757
       Accounts payable                                                (844,654)     1,626,461
       Accrued expenses                                                (391,501)        41,151
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                            (173,883)       141,114
       Other                                                            (28,634)       (13,523)
                                                                    -----------    -----------
   Cash used for operating activities                                (1,800,180)    (1,962,263)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds on sale of plastics segment, net of selling and
     costs of $254,780 in fiscal 1995                                         -      4,960,260
   Collection of note receivable                                         50,000              -
   Proceeds from sale of fixed assets                                     3,298         89,905
   Capital expenditures                                                 (58,983)       (40,104)
                                                                    -----------    -----------
   Cash provided by (used for) investing activities                      (5,685)     5,010,061
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                                                 -       (363,072)
   Reduction in long-term debt                                         (284,577)      (274,715)
                                                                    -----------    -----------
   Cash used for financing activities                                  (284,577       (637,787)
                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (16,284)        39,627
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the year                           (2,106,726)     2,449,638
   Balance at beginning of year                                       3,751,637        137,659
                                                                    -----------    -----------

   BALANCE AT END OF PERIOD                                         $ 1,644,911    $ 2,587,297
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

  3.   Earnings per share:
       ------------------

       Earnings per share were computed by dividing consolidated net earnings by the number of shares of common stock outstanding during the period. The stock options outstanding during 1995 and 1996 were antidilutive and thus did not affect earnings per share.

  4.   Stock options:
       -------------

       As of March 31, 1995, options to purchase 87,000 shares at an average price of $8.4219 were outstanding under the Company's stock option plan.

       The Company also has outstanding purchase warrants of 25,000 shares of common stock under the Directors Stock Warrant Plan at $11.15 per share.

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

  6.   Inventories:
       -----------

       Inventories were $2,835,779 and $671,672 as of March 31, 1996 and September 30, 1995, respectively. The amount of $2,835,779 at March 31, 1996 includes $2,020,000 of incineration equipment acquired from a former competitor on December 28, 1995. This equipment is compatible with the Company's existing products. The Company paid $1,000,000 in cash for this equipment inventory and the balance of $1,020,000 is payable in three installments over a two-year period under a non-interest bearing promissory note.

  7.   Equipment held for resale:
       -------------------------

       On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. As of March 31, 1996, the Company had further reduced the equipment carrying value to $1.2 million.

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

  Liquidity and Capital Resources:
  -------------------------------

       Cash and cash equivalents of $1,644,911 at March 31, 1996 decreased $2,106,726 from the September 30, 1995 balance of $3,751,637. The decrease was primarily attributable to a reduction of accounts payable and a $1,000,000 cash payment made for the purchase of equipment inventory from a former competitor. Cash used for operating activities amounted to $1,800,180. Decreases in payables and increases in inventories more than offset net income plus depreciation and amortization of $874,936. The increase in receivables of $3,187,807 essentially offsets a decrease of $3,043,552 in costs and estimated earnings in excess of billings on uncompleted contracts. These changes reflect billings issued on a major contract in the second fiscal quarter of 1996. A substantial percentage of these receivables was collected in April 1996.

       Cash used for investment activities totaled $5,685 and reflects capital expenditures (primarily at Andersen).

       Cash used for financing activities totaled $284,577 and reflects reduction in long-term debt.

       As disclosed in Note 7 to the Consolidated Financial Statements, the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to approximately $1.2 million as of March 31, 1996 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. During the first quarter of 1996, the Company leased this equipment on a short-term basis and received $5,400. This amount was offset against the net carrying value of the equipment.

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

            As of March 31, 1996, the Company had borrowed $0.3 million against the credit facility of $0.9 million available to the Montair operation and had issued $1.8 million in letters of credit against its $3.0 million U.S. line of credit which has expired. Because of profitable operations and $4.5 million received from the sale of the plastics business, the Company has adequate cash reserves to meet its short-term cash needs. The Company's line of credit with a U.S. bank expired in May 1995. The Company has paid all outstanding advances from the U.S. bank. While the bank has not renewed the agreement, it has allowed $1.8 million of letters of credit to continue outstanding against the expired line of credit.

       Under its expired current loan agreement, the Company was required to obtain the bank's consent to pay cash dividends or to sell assets which constitute collateral. The bank did not require compensation for its consent.

       The Company has received a commitment from another bank for a $5.0 million short-term line of credit and a $1.0 million term loan. Closing on this transaction is anticipated by mid June 1996.

  Results of Operations:
  ---------------------

  Revenues.
  ---------

         Revenues for the first six months of fiscal 1996 were $11,080,277 compared with $9,866,609 for the first six months of fiscal 1995. For the second quarter of fiscal 1996, revenues were $5,833,078 compared with $5,137,426 for the comparable figure in 1995 and $5,247,199 for the first three months of fiscal 1996. Foreign sales (including export sales by Andersen and sales by the Netherlands subsidiary) were $8.6 million and $8.9 million for the first six months of fiscal 1996 and 1995, respectively, and accounted for 77.6% and 89.9% of revenues. All changes in revenues are related to the quantity of product sold, not to pricing changes.

       The increase in revenues of $1,213,668 (12%) from fiscal 1995 was attributable to a $793,590 increase at Montair (41%) and an increase of $420,078 (5%) at Andersen.

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

       Second quarter 1996 revenues increased $695,652 (13%) from the comparable period in 1995. This increase was entirely attributable to Montair where revenues increased 70%. revenues at Andersen declined $67,469 (1.5%).

       Second quarter 1996 revenues exceeded the preceding fiscal quarter by $585,879 (11%), primarily as a result of higher revenues generated at Montair of $769,521. Andersen's revenues were $183,642 lower than in the first fiscal quarter of 1996.

  Cost of Sales.
  --------------

       For the first six months of fiscal 1996, cost of sales were $8,342,583 as compared with $7,593,431 for the first six months of fiscal 1995. Second quarter 1996 costs of sales were $4,397,197 as compared with $3,847,894 for the second quarter of 1995 and $3,945,386 for the first quarter of 1996.

       The increase in cost of sales of $749,152 (10%) was almost all attributable to the increase in revenues. Margins increased 1.67%. Second quarter 1996 costs of sales increased $549,303 (14%) from the comparable period of 1995 as a result of higher revenues and a slight improvement in margins (.48%).

       Second quarter 1996 increased $451,811 (11%) as a result of higher revenues and no change in margins.

  Selling, General and Administrative Costs.
  ------------------------------------------

         Selling, general and administrative costs for the first six months of fiscal 1996 were $1,866,701 compared with $1,518,685 for the first six months of fiscal 1995. For the second quarter of 1996, selling, general and administrative costs were $962,793, as compared with $791,635 in the comparable quarter of 1995 and $903,908 for the first quarter of 1996. As a percentage of revenues, selling, general and administrative costs were 16.8%, 15.4%, 16.5%, 15.4% and 17.2% of revenues for the first six months of 1996 and 1995; the second quarter of 1996 and 1995; and the first quarter of 1996, respectively. The current period increases of $348,016 (22.9%) and $171,148 (21.6%) over the comparable six months and second quarter periods of fiscal 1995 are primarily attributable to U.S. operations, and reflect increases in commissions, professional fees and travel expenses.

       Second quarter of 1996 expenses increased $58,885 (6.5%) over the preceding fiscal quarter, all attributable to U.S. operations.

  Interest and Other (Income) Expenses.
  -------------------------------------

       Interest and other (income) expenses for the first six months of fiscal 1996 were $6,841 compared with a credit of $52,227 for the comparable period in 1995. For the second quarter of 1996, interest and other expenses were $21,695 compared with a credit of $8,694 for the second quarter of 1995 and a credit of $14,854 for the first quarter of 1996. The increases of $59,068 and $30,389 for the current six months and second quarter from the comparable periods of 1995 reflect a reduction in interest income, due to increases in working capital requirements in 1996. Interest income exceeded interest expense and other costs in the 1995 periods. The increase in expenses of $36,547 from the preceding fiscal quarter also reflects a reduction in interest income realized in the current fiscal quarter.

  Taxes on Income.
  ----------------

       The effective tax rates for all periods are:

       First 6 months of 1996     -      37.07%
       First 6 months of 1995     -      37.94%
       Second quarter of 1996     -      36.87%
       Second quarter of 1995     -      37.77%
       First quarter of 1996      -      37.29%
  Net Income.
  -----------

       Net income for the first six months of 1996 was $543,852 or $0.35 per share, compared with $500,720 or $0.32 per share for the first six months of 1995. For the second quarter of 1996, net income was $284,993 or $0.18 per share compared with $315,291 or $0.20 per share for the second quarter of 1995 and $258,859 or $0.17 per share for the first quarter of 1996.

       The increases in net income of $43,132 (9%) in the current six month period over the comparable period of 1995 is the result of higher revenues. Operations at Andersen accounted for 95% of this increase. In the second quarter of 1996, net income decreased $30,298 (10%) from the second quarter of 1995. The earnings decrease was entirely attributable to Montair where margins declined 8%. Net income realized by Andersen remained at about the same level.

       Second quarter 1996 net income increased $26,134 (10%) over the preceding fiscal quarter as a result of higher revenues. Operations at Andersen accounted for 87% of this increase.

  Shares Outstanding.
  -------------------

       The average shares and equivalent shares outstanding were 1,561,635 in the first six months and second quarter of 1996 and 1995 and in the first quarter of 1996. The unexercised options and warrants are antidilutive for all periods.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     ------------------------------------

                                    PART II

                               OTHER INFORMATION
                     ====================================


  ITEM 4.  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a) The Annual Meeting of Stockholders of the registrant was held on February 21, 1996. At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14 of the Exchange Act and all management nominees for the directors listed in the proxy statement were elected. There was no solicitation in opposition to management's nominees. In addition, the following proposals were approved:

                       The appointment of BDO Seidman, LLP as independent accountants of the Company for the fiscal year ending September 30, 1996.

                       A proposal to amend the Certificate of Incorporation of the Company.

  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibit 27.  Financial Data Schedule

           (b) No reports were filed on Form 8K during the quarter ended March 31, 1996.


                                   SIGNATURES
                                   ==========

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CROWN ANDERSEN INC.



  Dated:    May 10, 1996            By: /s/ Jack D. Brady
          ------------------            -----------------------------
                                             Jack D. Brady
                                             Chairman of the Board
                                             (Duly Authorized Officer)


  Dated:   May 10, 1996             By: /s/ Milton Emmanuelli
          ------------------            -----------------------------
                                             Milton Emmanuelli
                                             Secretary and Treasurer
                                             (Principal Financial Officer)