Form 10-Q
period 1996-06-30
CROWN ANDERSEN INC
filed 1996-08-12
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED      June 30, 1996     COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                              CROWN ANDERSEN INC.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                   58-1653577
- -----------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                    Identification No.)



  306 Dividend Drive, Peachtree City, Georgia                    30269
 ----------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   -------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing such requirements for the past 90 days.  Yes  X   No
                                                    ---    ---

=============================================================================


               Class                    Outstanding at June 30, 1996
  ----------------------------------    ----------------------------
  Common Stock, $0.10 Par Value               1,561,635 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----


                                                                   PAGE NO.
                                                                   --------

Part I.     FINANCIAL INFORMATION:
            Consolidated Balance Sheets--
                  June 30, 1996 and September 30, 1995                 3

            Consolidated Statements of Income--
                  Three Months and Nine Months Ended June 30, 1996
                  and 1995                                             4

            Consolidated Statements of Cash Flows--
                  Nine Months Ended June 30, 1996 and 1995             5

            Notes to Consolidated Financial Information                6

            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        8

  Part II.  OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K              12

            SIGNATURES                                                12


                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,    SEPTEMBER 30,
                                                                  1996           1995
                                                              ------------  --------------
                                                              (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                  $ 4,578,223     $ 3,751,637
   Receivables:
       Trade, less allowance of $136,029 and $166,192 for
        possible losses                                         2,089,373       5,415,756
       Other                                                      110,041          92,848
       Income taxes                                               264,274         157,094
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                      4,915,932       5,859,652
   Inventories                                                  2,712,154         671,672
   Prepaid expenses                                                90,156          43,018
   Current maturities of long-term note receivable                200,000         100,000
   Deferred income taxes                                          289,785         289,785
                                                              -----------     -----------
            TOTAL CURRENT ASSETS                               15,249,938      16,381,462

RESTRICTED CASH                                                 2,916,000           -

NOTE RECEIVABLE, less current maturities                          940,000       1,090,000

EQUIPMENT HELD FOR RESALE                                       1,121,554       1,396,954

PROPERTY AND EQUIPMENT, less accumulated depreciation           1,778,867       1,815,541

DEFERRED INCOME TAXES                                             157,700         157,700

OTHER ASSETS                                                      195,399         143,035
                                                              -----------      ----------

                                                              $22,359,458     $20,984,692
                                                              ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                              $     -         $     -
   Accounts payable                                             4,841,204       4,678,832
   Accruals:
       Income taxes                                                     -         201,000
       Compensation                                               321,614         414,993
       Warranty                                                   430,000         476,000
       Miscellaneous                                              403,050         414,125
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                            38,806         190,889
   Current maturities of long-term debt                           636,385         579,987
   Deferred income taxes                                          321,071         327,114
                                                              -----------     -----------
             TOTAL CURRENT LIABILITIES                          6,992,130       7,282,940

LONG-TERM DEBT, less current maturities                         1,690,779         621,253
DEFERRED INCOME TAXES                                             190,970         190,970
                                                              -----------     -----------
             TOTAL LIABILITIES
                                                                8,873,879       8,095,163
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 5,000,000;
     outstanding 1,561,635                                        156,164        156,164
   Additional paid-in capital                                   2,905,801      2,905,801
   Retained earnings                                           10,119,844      9,426,252
   Foreign currency translation adjustment                        303,770        401,312
                                                              -----------    -----------
             TOTAL STOCKHOLDERS' EQUITY                        13,485,579     12,889,529
                                                              -----------    -----------
                                                              $22,359,458    $20,984,692
                                                              ===========    ===========



          See accompanying Notes to Consolidated Financial Statements.

                            CROWN ANDERSEN INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                                         (UNAUDITED)

                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                              ENDED JUNE 30,                 ENDED JUNE 30,
                                         ------------------------      --------------------------
                                             1996           1995           1996           1995
                                          ---------      ---------       --------       ---------
REVENUES:
  Contracts                               $5,545,603    $4,694,764      $15,662,817      $13,946,105
  Sales                                      528,733       409,412        1,459,749        1,015,080
  Other                                         -            4,800           32,047           14,400
                                          ----------    -----------      ----------      -----------
                                           6,074,336     5,108,976       17,154,613      14,975,585
                                          ----------    -----------      ----------      ------------
COSTS AND EXPENSES:
  Cost of contracts and sales              4,969,982     3,649,506       13,312,565      11,242,937
  Selling, general and administrative        961,936       789,986        2,828,637       2,308,671
  Interest and other                         (92,923)        9,475          (86,082)        (42,752)
                                          ----------    -----------      -----------     -----------
                                           5,838,995     4,448,967       16,055,120      13,508,856
                                          ----------    -----------      -----------     -----------
  Income from operations before
    taxes on income                          235,341       660,009        1,099,493       1,466,729
TAXES ON INCOME                               85,600       248,600          405,900         554,600
                                          ----------    -----------      -----------     -----------
    NET INCOME                            $  149,741    $   411,409     $   693,593      $  912,129
                                          ==========    ===========     ============     ===========

AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING                              1,561,635      1,561,635       1,561,635       1,561,635
                                          ==========    ===========     ===========      ==========
EARNINGS PER SHARE                             $0.10          $0.26           $0.44           $0.58
                                          ==========    ===========     ===========      ==========




          See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended June 30,
                                                                   ----------------------------
                                                                       1996           1995
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from continuing operations                         $   693,593     $  912,129
   Items in income from operations not affecting cash:
       Depreciation and amortization                                    209,338        243,570
       Provision for valuation of soil processor unit                   270,000        270,000
       Deferred income taxes                                             13,687       (644,950)
       Loss (gain) on sales of fixed assets                                   -        (20,992)
   Cash provided by (used for)
       Trade and other receivables                                    3,247,544       (191,726)
       Refundable income taxes                                           46,280          7,016
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                          943,720        534,738
       Inventories                                                   (1,046,017)      (405,863)
       Prepaid expenses                                                 (49,278)       114,904
       Accounts payable                                                 219,481        (74,592)
       Accrued expenses                                                (501,008)       181,969
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                            (151,923)       (17,945)
       Other                                                            (64,095)       (34,816)
                                                                    -----------     ----------
   Cash provided by operating activities                              3,831,322        873,442
                                                                    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in restricted cash                                       (2,916,000)          -
   Proceeds on sale of plastics segment, net of selling and
     costs of $254,780 in fiscal 1995                                   -            4,960,260
   Collection of note receivable                                         50,000           -
   Proceeds from sale of fixed assets                                     3,298         93,222
   Capital expenditures                                                (232,916)       (72,845)
                                                                    -----------      ----------
   Cash provided by (used for) investing activities                  (3,095,618)     4,980,637
                                                                    -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                                           -             (349,132)
   Increase (reduction) in long-term debt                               127,713       (430,761)
                                                                    -----------       ----------
   Cash provided by (used for) financing activities                     127,713       (779,893)
                                                                    -----------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (36,831)        30,888
                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the year                              826,586      5,105,074
   Balance at beginning of year                                       3,751,637        137,659
                                                                    -----------      ----------
   BALANCE AT END OF PERIOD                                         $ 4,578,223     $5,242,733
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

4.   Stock options:
     -------------

     As of June 30, 1996, options to purchase 82,400 shares at an average price of $8.4442 were outstanding under the Company's stock option plan.

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

6.   Inventories:
     -----------

     Inventories were $2,712,154 and $671,672 as of June 30, 1996 and September 30, 1995, respectively. The amount of $2,712,154 at June 30, 1996 includes $2,020,000 of incineration equipment acquired from a former competitor on December 28, 1995. This equipment is compatible with the Company's existing products. The Company paid $1,000,000 in cash for this equipment inventory and the balance of $1,020,000 is payable in three installments over a two-year period under a non-interest bearing promissory note.

7.   Restricted cash:
     ---------------

     As of June 30, 1996, $2,916,000 of the Company's short-term investments were held by banks as collateral for outstanding letters of credit.

8.   Equipment held for resale:
     -------------------------

     On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. As of June 30, 1996, the Company had further reduced the equipment carrying value to $1.1 million.

9.   Commitments and contingencies:
     ------------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1995 (Note 11 to the Consoli-dated Financial Statements).


                                     * * *
                                     -----

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

  Liquidity and Capital Resources:
  -------------------------------

       Cash and cash equivalents of $4,578,223 at June 30, 1996 increased $826,586 from the September 30, 1995 balance of $3,751,637. The increase was primarily attributable to a reduction in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts which offset $2,916,000 in restricted cash and a $1,000,000 cash payment made for the purchase of equipment inventory. Cash provided by operating activities amounted to $3,831,322. Net income plus depreciation and amortization of $1,172,931, a decrease in receivables of $3,247,544, and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $943,720 more than offset increases in inventories and decreases in short-term liabilities.

       Cash used for investment activities totaled $3,095,618. This amount includes restricted cash of $2,916,000 held as collateral by banks against outstanding letters of credit plus capital expenditures of $232,916 (primarily at Andersen).

       Cash provided by financing activities totaled $127,713 and reflects a net increase in long-term debt.

       As disclosed in Note 8 to the Consolidated Financial Statements, the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to approximately $1.1 million as of June 30, 1996 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. During the first quarter of 1996, the Company leased this equipment on a short-term basis and received $5,400. This amount was offset against the net carrying value of the equipment.

       As indicated in Note 11 of the Notes to the Consolidated Financial Statements of the Company's annual report on Form 10K for the year ended September 30, 1995, the Company is one of several defendants in a legal action brought by various holders of Industrial Revenue Bonds issued by the cities of Winfield and Arkansas City, Kansas concerning the development of industrial property near Winfield, Kansas. The Company believes that it has meritorious defenses to the litigation due to the fact that Crown Andersen was not a party to the bondholder's agreement, such agreement having been entered into by Struthers Thermo-Flood Corporation ("STFC") prior to STFC being acquired by the Company. In response to the lawsuit, STFC filed a liquidation proceeding under Chapter 7 of the Federal Bankruptcy Act. The Trustee in Bankruptcy abandoned the property on September 17, 1992. The Bankruptcy Court entered an order of no distribution on February 10, 1994. STFC was dissolved in March 1995. The Company and its counsel believe that there is a strong likelihood of a favorable outcome with no adverse financial results for the Company. Another less likely outcome could result in the bondholders obtaining a judgement against the Company in an amount not exceeding $500,000 plus attorneys' fees. If a judgement were to be rendered against the Company for such amount, payment would be made using the Company's existing cash reserves or from funds available under its credit facility.

       On June 28, 1996, the Company signed financing agreements with a U.S. bank under which the Company was granted a $5 million revolving line of credit and a $1 million term loan. As of June 30, 1996, the Company had borrowed $0.3 million against its $5.0 million line of credit and the $0.9 million credit facility available to the Montair operation. Because of this credit facility, profitable operations, and $4.5 million received from the sale of the plastics business, the Company has adequate cash reserves to meet its short-term cash needs.

       Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends or to sell assets which constitute collateral.

  Results of Operations:
  ---------------------

  Revenues.
  ---------

         Revenues for the first nine months of fiscal 1996 were $17,154,613 compared with $14,975,585 for the first nine months of fiscal 1995. For the third quarter of fiscal 1996, revenues were $6,074,336 compared with $5,108,976 for the comparable figure in 1995 and $5,833,078 for the second quarter of fiscal 1996. Foreign sales (including export sales by Andersen and sales by the Netherlands subsidiary) were $14.2 million and $13.0 million for the first nine months of fiscal 1996 and 1995, respectively, and accounted for 83.1% and 87.0% of revenues. All the changes in revenues are related to the quantity of product sold, not to pricing changes.

       The increase in revenues of $2,179,028 (14%) was attributable to a $1,413,390 increase at Andersen (12%) and an increase of $765,638 (24%) at Montair.

       The Company's revenue levels in the United States continued to be adversely affected by the absence of any new hazardous waste incineration facility permits in the United States. The Company estimates that U.S. revenues have been reduced by approximately $2-$3 million per year as a result of the Federal government's failure to review permit applications for such facilities. The Company anticipates that foreign revenues will continue to offset these domestic revenue losses. Because of the uncertainty in changes in United States regulations, it is impossible to predict changes in demands for the Company's products in the domestic market.

       The Company has been successful and will continue to rely on the international market to replace most, if not all, of the lost U.S. business over the next two years. The Company expects to at least maintain the current revenue levels throughout fiscal 1996.

       Third quarter 1996 revenues increased $965,360 (19%) from the comparable period in 1995. This increase was entirely attributable to products sold at Andersen.

       Third quarter 1996 revenues exceeded the preceding fiscal quarter by $241,258 (4%), primarily as a result of higher revenues generated at Andersen of $695,795. Montair's revenues were $454,537 lower than in the second fiscal quarter of 1996.

  Cost of Sales.
  --------------

       For the first nine months of fiscal 1996, cost of sales were $13,312,565 as compared with $11,242,937 for the first nine months of fiscal 1995. Third quarter costs of sales were $4,969,982 as compared with $3,649,506 for the third quarter of 1995 and $4,397,197 for the second quarter of 1996.

       The increase in cost of sales of $2,069,628 (18%) was partly the result of the increase in revenues, but also reflected a decrease in margins of 2.5%. A large warranty expense at Montair and substantial cost overruns at Andersen on a project in Thailand caused most of the margin decrease. Third quarter 1996 costs of sales increased $1,320,476 (36%) from the comparable period of 1995 as a result of higher revenues, but again reflected a large decrease in margins caused by the cost overruns mentioned above.

       Third quarter 1996 costs of sales increased $572,785 (13%) over the preceding fiscal quarter as a result of higher revenues and a decrease in margins.

  Selling, General and Administrative Costs.
  ------------------------------------------

         Selling, general and administrative costs for the first nine months of fiscal 1996 were $2,828,637 compared with $2,308,671 for the first nine months of 1995. For the third quarter of 1996, selling, general and administrative costs were $961,936, as compared with $789,986 in the comparable quarter of 1995 and $962,793 for the second quarter of 1996. As a percentage of revenues, selling, general and administrative costs were 16.5%, 15.4%, 15.8%, 15.5% and 16.5% of revenues for the first nine months of 1996 and 1995; the third quarter of 1996 and 1995; and the second quarter of 1996, respectively. The current period increases of $519,966 (22.5%) and $171,950 (21.7%) over the comparable nine months and third quarter periods of fiscal 1995 were incurred by U.S. operations, and reflect increases in commissions, professional fees, major building maintenance work, and travel expenses.

       Third quarter of 1996 selling, general and administrative expenses increased $857 from the preceding fiscal quarter.

  Interest and Other (Income) Expenses.
  -------------------------------------

       Interest and other (income) expenses for the first nine months of fiscal 1996 amounted to a credit of $86,082, compared with a credit of $42,752 for the comparable period in 1995. For the third quarter of 1996, interest and other expenses amounted to a credit of $92,923, compared with an expense of $9,475 for the third quarter of 1995 and an expense of $21,695 for the second quarter of 1996. The decrease in expenses of $43,330 and $102,398 for the current nine months and third quarter from the comparable periods of 1996 reflect an increase in interest income.

       The decrease in expenses of $114,618 in the third quarter of 1996 from the preceding fiscal quarter also reflects an increase in interest income in the current quarter.

  Taxes on Income.
  ----------------

       The effective tax rates for all periods are:

       First 9 months of 1996       36.92%
       First 9 months of 1995       37.81%
       Third quarter of 1996        36.37%
       Third quarter of 1995        37.66%
       Second quarter of 1996       36.87%

  Net Income.
  -----------

       Net income for the first nine months of 1996 was $693,593 or $0.44 per share, compared with $912,129 or $0.58 per share for the first nine months of 1995. For the third quarter of 1996, net income was $149,741 or $0.10 per share compared with $411,409 or $0.26 per share for the third quarter of 1995 and $284,993 or $0.18 per share for the second quarter of 1996.

       The decline in net income of $218,536 (24%) in the current nine month period from the comparable period of 1995 is the result of cost overruns which reduced margins and higher selling, general and administrative expenses. Cost overruns on two international projects and warranty costs on another project all contributed to the decrease in margins. Operations at Andersen accounted for 90% of this decrease. In the third quarter of 1996, net income decreased $261,668 (64%) from the third quarter of 1995. The decrease was the result of the same factors mentioned above. Operations at Andersen accounted for 91% of this decrease. Operations at Montair reflected a slight margin decline from 1995 levels.

       Third quarter 1996 net income decreased $135,252 (47%) from the preceding fiscal quarter as a result of the lower margins. Operations at Andersen and Montair contributed equally to the earnings decline.

  Shares Outstanding.
  -------------------

       The average shares and equivalent shares outstanding were 1,561,635 in the first nine months and third quarter of 1996 and 1995 and in the second quarter of 1996. The unexercised options and warrants are antidilutive for all periods.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     ------------------------------------

                                    PART II

                               OTHER INFORMATION
                     ====================================

  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibit 10. Commercial Loan Agreements, General Security Agreement, Commercial Promissory Note, and Revolving Note dated June 28, 1996 between South Trust Bank of Georgia, N.A. and Crown Andersen Inc. and Andersen 2000 Inc.

           (b)   Exhibit 27.  Financial Data Schedule

           (c) No reports were filed on Form 8K during the quarter ended June 30, 1996.



                                  SIGNATURES
                                  ==========

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CROWN ANDERSEN INC.



  Dated:    August 9, 1996          By: /s/ Jack D. Brady
          ------------------            -----------------------------
                                        Jack D. Brady
                                        Chairman of the Board
                                        (Duly Authorized Officer)


  Dated:    August 9, 1996          By: /s/ Milton Emmanuelli
          ------------------            -----------------------------
                                        Milton Emmanuelli
                                        Controller and Treasurer
                                        (Principal Financial Officer)