Form 10-K
period 1996-09-30
CROWN ANDERSEN INC
filed 1996-12-26
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from _________ to __________

Commission File
Number 0-14229

                              CROWN ANDERSEN INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                         58-1653577
(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

               306 Dividend Drive, Peachtree City, Georgia 30269
                    (Address of principal executive offices)

                                 (770) 486 2000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.10 Per Share
                     --------------------------------------
                                (Title of Class)

                           -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

At December 19, 1996 there were 1,524,635 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant as of December 19, 1996 was $9,147,810.

                      Documents incorporated by reference:
                      -----------------------------------

Portions of the Registrant's 1996 Annual Report are incorporated by reference in
Part I and Part II hereof. Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on March 5, 1997 are incorporated by reference in Part III hereof.

                              CROWN ANDERSEN INC.

                           Annual Report on Form 10-K

                  For the Fiscal Year Ended September 30, 1996



                               TABLE OF CONTENTS
                               -----------------

                                    PART I
                                    ------
Item No.                                                                Page No.
--------                                                                -------
1         Business                                                          3
2         Properties                                                       10
3         Legal Proceedings                                                10
4         Submission of Matters to a Vote of                               10
          Security Holders
4(A)      Executive Officers of the Registrant                             10



                                    PART II
                                    -------
5         Market for the Registrant's Common
          Equity and Related Stockholder Matters                           11

6         Selected Financial Data                                          11
7         Management's Discussion and Analysis of
          Financial Condition and Results of                               12
          Operation

8         Financial Statements and Supplementary                           12
          Data
9         Changes in and Disagreements with
          Accountants on Accounting and Financial                          12
          Disclosure

                                   PART III
                                   --------
10        Directors and Executive Officers of the                          12
          Registrant
11        Executive Compensation                                           12
12        Security Ownership of Certain Beneficial                         12
          Owners and Management
13        Certain Relationships and Related                                13
          Transactions

                                    PART IV
                                    -------
14        Exhibits, Financial Statement Schedules                          13
          and Reports on Form 8-K
          Signatures                                                       15
          Index to Financial Statement Schedules                           16


                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

                                    General
                                    -------

     Crown Andersen Inc. (the "Company" or the "Registrant") has, through its subsidiaries, designed, manufactured, sold and installed a wide range of industrial air pollution control and air handling systems, medical, chemical and industrial waste treatment equipment and systems, molded plastic high integrity tanks and containers, and related products. The Company is a Delaware corporation formed in October 1985 to acquire and own all of the stock of Andersen 2000 Inc. (hereinafter referred to as "Andersen") and Crown Rotational Molded Products, Inc. (hereinafter referred to as "Crown"). The Company served as a holding company for these two subsidiaries starting in January 1986. At that time, it issued shares of its Common Stock to the shareholders of Andersen and Crown in exchange for their shares of Andersen and Crown Common Stock, respectively. Late in fiscal year 1994, the Company sold the assets of Crown Rotational Molded Products, Inc. and Roanoke Industries, Inc. (collectively "plastics") and is thus no longer involved in plastics molding or high integrity tanks and containers.

     Andersen is engaged in the design, manufacture, sale, and installation of specialized industrial pollution control equipment and systems, medical, chemical and industrial waste treatment equipment and systems, heat exchanger and boiler systems, and industrial fans and blowers. Additionally, Andersen's wholly-owned subsidiary, Montair Andersen bv in Sevenum, Holland ("Montair Andersen") manufactures and installs industrial equipment similar to the Andersen equipment for the European, African, Middle Eastern and Far Eastern markets. Crown was engaged in the design, manufacture, sale and installation of high integrity, rotationally molded plastic tanks and refuse containers.

     The Company increased its revenues and income from continuing operations in the period from 1988 through 1992 by introducing new products and providing specialized, higher margin products and services for specific customer applications. As an example, the Company expanded its operations to include the design, manufacture, sale and installation of complex medical, chemical, municipal and hazardous waste collection, incineration and disposal systems which require sophisticated engineering services and specialized equipment. As a result of such strategies, the Company's revenues increased from $15.5 million in fiscal 1988 to $25.2 million in fiscal 1992, and its income from continuing operations more than doubled from $816,000 in fiscal 1988 to $1.7 million in fiscal 1992. However, in fiscal year 1993 revenues and net income declined to $20.5 million and $0.5 million as a result of decreases in the revenues generated by the air pollution control products and incinerator businesses, and an enormous downturn in business at its Dutch operation. Revenues from these same operations increased to $22.8 million in fiscal 1994 and net income from the same operations decreased to $0.3 million. The Dutch operation returned to profitability, but the air pollution control and incinerator businesses did not recover to 1992 levels in either revenues or net income. The Company made a major policy decision during fiscal 1994 and brought this to the shareholders for approval before implementing it. That decision was to exit the plastics business through a profitable sale of the plastics subsidiaries and to focus on the environmental businesses in the future. The shareholders approved this change and the two plastics operations were sold, resulting in a net gain on the disposal of $1.2 million in fiscal 1994. This resulted in a total net income of $1.50 million for that year. The financial results were then restated, moving the plastics business revenues and net income contributions to "discontinued operations". See "Selected Financial Data," Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company contained in the Company's 1996 Annual Report and incorporated by reference in Items 6, 7, and 8, respectively, of this report. In fiscal 1996, revenues increased 2% to $22.0 million and net income decreased to $0.5 million as compared to net income of $1.4 million on revenues of $21.6 million in fiscal 1995. In fiscal 1995, revenues from continuing operations increased 54% to $21.6 million and net income increased to $1.4 million as compared to a loss of $0.3 million in fiscal 1994. Additional information pertaining to the revenues, operating profit or loss, and identifiable assets for each of the Company's geographic areas for the past three fiscal years is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report. The 1996 Annual Report is filed as Exhibit 13 to this report.

     As used herein, unless otherwise indicated, the term "Company" refers to Crown Andersen Inc. and its subsidiaries, the term "Andersen" refers to Andersen 2000 Inc. and Montair Andersen bv, and the term "Crown" refers to Crown Rotational Molded Products, Inc. and Roanoke Industries, Inc.

                             Business and Products
                             ---------------------

     Andersen began operations in 1971 as a manufacturer of particle sizing instrumentation used primarily in the air pollution control field. In fiscal 1975, Andersen acquired a limited industrial air pollution control equipment line. During fiscal 1978, Andersen sold the particle sizing instrumentation segment of its business and expanded its industrial pollution control equipment segment. In fiscal 1982, Andersen embarked on a program designed to expand its industrial manufacturing capabilities into related product areas. As a result of that program, Andersen began to manufacture and sell heavy duty industrial fans and condensing heat exchange equipment in fiscal 1983. In fiscal 1984, Andersen began to design, manufacture, and sell chemical and industrial waste incineration systems as well as spray dryers and began to offer contract chemical and mechanical engineering services. At the beginning of fiscal 1985, Andersen acquired 81% of the outstanding stock of Montair van Stratum bv, Sevenum, The Netherlands, and renamed the company Montair Andersen bv. Andersen acquired the remaining 19% of Montair Andersen in fiscal 1991. Montair Andersen manufactures the same pollution control and chemical and industrial waste incineration products as Andersen but also manufactures small animal isolators and glove boxes for radioactive or chemically active materials handling. In fiscal 1990, Andersen began offering turnkey medical waste incineration plants to its customers and expanded that business in 1991 and 1992. In fiscal 1994, Andersen expanded its incineration product line to include a new line of solid waste incinerators. Materials handling products were also added for waste processing.

     Andersen's pollution control systems include high efficiency filtration systems, wet scrubbers for particulate and gaseous emission collection, sulfur dioxide removal systems for oil and coal-fired steam boilers and steam generators, odor control systems, gas coolers and condensers, mechanical collectors for product recovery, industrial water and waste water treatment systems, spray dryer systems to produce dry powders from waste liquids which are produced in gas treating systems, heavy duty industrial fans and blowers used primarily in high pressure and alloy steel applications in industrial plants, and heat recovery systems which allow heat recovery from gas streams which previously could not utilize heat recovery equipment because of their dirty or corrosive nature. These heat recovery systems are used primarily by the chemical industries and food processing industries.

     Andersen's chemical and industrial waste treatment systems include thermal oxidation systems (incinerators), waste liquid fired boilers, and chemical treatment systems for which the company furnishes both engineering designs and equipment as well as turnkey installation services. All of Andersen's medical waste processing systems are based on thermal oxidation.

     Montair Andersen designs, manufactures and sells industrial pollution control systems, heat exchangers, incineration systems, and small animal isolators and glove boxes for radioactive and chemically active materials handling. The small animal isolators are used for animals such as chickens and guinea pigs by medical research facilities, pharmaceutical research facilities and animal husbandry facilities. The radioactive and chemically active materials handling glove boxes are used by nuclear fuels processing facilities, nuclear research facilities, and medical isotope manufacturing operations. These products are sold to both industrial plants and research facilities. Montair Andersen also builds specialized industrial machinery for the electronics, aerospace and chemical process industries and in 1992 began the manufacture of incinerators as well. The Montair Andersen product line now includes all of the same incineration systems as Andersen.

                             Sales and Distribution
                             ----------------------

     In general, Andersen's products are marketed to various industrial manufacturing concerns in the United States by independent sales representatives in exclusive territories. Sales of Andersen products are made in all regions of the country, with no one region serving as a dominant market for Andersen products. International sales result from the efforts of Andersen and Montair Andersen employees, independent sales representatives in many countries, and by licensee companies in those countries where the technology has been licensed.

     Montair Andersen historically handled sales of its products directly through employees. This was changed in late 1993 and Montair now uses sales agents in most countries which it serves.

                          Facilities And Manufacturing
                          ----------------------------

     The corporate offices of the Company are located in a building owned by Andersen in Peachtree City, Georgia. The corporate offices occupy approximately 2,000 square feet of the building, and the Company makes no payments to Andersen for the use of this space. The manufacturing facilities operated by each of the subsidiary companies are described below.

     Andersen's manufacturing operations in North America are conducted in Peachtree City, Georgia. This facility, which is owned by Andersen, has 29,000 square feet of inside manufacturing and office space and 30,000 square feet of outdoor assembly area. This facility is equipped for heavy steel fabrication and is located on a three acre tract of property in an industrial park.
Andersen purchased an adjacent property in Peachtree City in 1992 with a 5,000 square feet office building on one acre of property. In 1996, Andersen purchased another adjacent property with a 3,600 square feet storage building on
1.5 acres of land.

     With the acquisition of the remaining 19% of Montair Andersen during 1991, Andersen now owns the manufacturing facility in the Netherlands, which is larger and more modern than the one which it operates in Peachtree City, Georgia. This plant contains approximately 40,000 square feet of space and is located on 4.8 acres of industrial property in Sevenum, The Netherlands. This facility was certified under the new world standard ISO-9001. Certification was attained in fiscal year 1994.

     Manufacturing equipment in the Peachtree City location and in the Sevenum, Holland location is owned by Andersen and Montair Andersen, respectively. With the exception of extremely heavy plate fabrication (over 1/2" thick), these two facilities are capable of manufacturing all of the products offered by Andersen and Montair Andersen. Where use of a subcontract manufacturing facility is financially more attractive than manufacturing in company owned facilities, a number of subcontractors are used. Andersen has adopted the practice of purchasing from more than one of these suppliers on a routine basis in an effort to insure adequate continuing sources of supply for subcontracted items in the future. The Company has trained a number of employees in inspection procedures and in quality control to ensure that these products are properly manufactured before shipment by the subcontractors.

     Most of the products sold by Andersen must be custom engineered for a specific application. For this reason, Andersen normally does not maintain finished product in inventory. However, during fiscal 1996, Andersen purchased certain inventory from a former competitor. Included in this purchase were certain finished goods that are available for sale as a completed unit.
Andersen inventories some raw materials which can be purchased more economically in large quantities, particularly some of the high alloy stainless steels. Andersen believes that its facilities are adequate for its current and anticipated foreseeable manufacturing needs.

                      Foreign Operations And Export Sales
                      -----------------------------------

     Montair Andersen manufactures and ships products to all European countries and to some countries in the Middle East, Africa and Asia. Montair Andersen also exports small animal isolators and some of its glove boxes to the United States and Canada for sale by Andersen.

     Andersen uses subcontract manufacturers in some foreign countries when sales are made into those countries. In particular, it is common for Andersen to use Canadian subcontract manufacturers for sales in Canada. Most of Andersen's foreign sales in 1995, however, were manufactured in Andersen's plant in the United States.

     Foreign sales in fiscal 1996, 1995, and 1994 accounted for approximately 81%, 88% and 56%, respectively, of the Company's total revenues from continuing operations. Foreign sales from continuing operations for fiscal 1996, 1995 and 1994 totaled approximately $17.8 million, $19.0 million and $7.9 million, respectively.

                                   Licensing
                                   ---------

     Andersen has licensed the manufacture of its products in Japan and India. During fiscal 1976, Andersen licensed a Japanese firm to manufacture and sell HEAF(R) and CHEAF(R) gas filtration products in the Far East. Andersen was paid an initial fee of $70,000 and then established a royalty arrangement for future sales. The royalty arrangement included a minimum royalty payment on an annual basis. In late fiscal 1977, Andersen negotiated a transfer of its license to a second Japanese firm. The second Japanese firm was active in sales of the HEAF(R) and CHEAF(R) equipment and installed more than 300 systems in Japan under license from Andersen. This agreement expired in late 1991, and the Japanese licensee agreed with Andersen to maintain a formal sales cooperation arrangement in Japan and Korea whereby the Japanese licensee is still allowed use of the HEAF(R) and CHEAF(R) technologies in Japan and Korea in exchange for providing sales leads to Andersen for all other Far Eastern countries.

     In fiscal 1986, Andersen negotiated a license agreement with Paramount Pollution Control Pvt Ltd in Baroda, India. Andersen licensed manufacture of all of its product lines, including those manufactured by Montair Andersen, to the Indian firm. This agreement called for an initial payment of $85,000 to Andersen for initial technical exchange and training, followed by royalties calculated as a percentage of product sales in India in the future. This agreement expired in early fiscal 1992, but a five-year extension was negotiated and submitted to the Indian government for approval. The Indian government approved the extension but imposed terms the Company would not accept.
Revisions to the agreement were negotiated at the end of 1992, and were finally approved in early fiscal 1993 and the agreement has been extended for five more years.

                                  Competition
                                  -----------

     In the air pollution control field, Andersen competes with three or four companies of similar size which have similar product lines. In 20 years of direct competition with these firms, Company management has determined that these competitors do not have the engineering capabilities that Andersen does, and most of these companies do not routinely offer auxiliary systems and installation services with their quotations. Andersen considers the ability to furnish auxiliary systems and installation as an advantage over its competition. There are some competitors in the field which are substantially larger than

Andersen and which may have greater financial resources. However, these larger companies tend to concentrate on large air pollution control projects associated with utility plant construction or with large municipal projects. As a result, they are not routine competitors with Andersen since Andersen does not compete in these fields.

     In medical, chemical and industrial waste incineration, Andersen competes with a limited number of companies which have greater financial resources. These waste incineration systems, however, are purchased primarily on the basis of advanced design features rather than strictly on price. As a result, Andersen believes that it can be successful in capturing an increasing market share in the coming years due to its technological capabilities.

     With the possible exceptions of sulfur dioxide removal scrubbing systems for small industrial boilers, scrubbing equipment for medical, chemical and industrial waste incinerators, and rotary kiln incinerators for chemical and hazardous waste, Andersen does not consider itself the dominant supplier in those industries in which it competes. In industrial boiler sulfur dioxide removal systems and in scrubbing systems for waste incinerators, Andersen believes, based on industry publications, published market surveys and trade association records, that it currently holds a 30% or greater market share in the United States. Internationally Andersen believes it has captured a 15-20% market share in rotary kiln incinerators for chemical and hazardous wastes.

     In the field of condensing heat exchangers, Andersen frequently competes with two or three other manufacturers offering somewhat different products for the same purpose. In most of these cases, price is the determining factor. Demand for this product line has not been high in recent years due to relatively low energy costs in industrialized countries.

                              Principal Customers
                              -------------------

     During 1996 two customers accounted for approximately 35% (18% and 17%) of the Company's consolidated revenue from continuing operations during fiscal 1996. It is the opinion of management that the loss of such customers would not have a material adverse effect on the operations of the Company. Such business is not normally repetitive and, therefore, is not dependent upon any single customer or individual group of customers.

                                    Backlog
                                    -------

     The Company's consolidated backlog of firm orders as of the dates set forth below were as follows:

   September 30, 1996         -               $12,299,320
   September 30, 1995         -               $10,952,000
   September 30, 1994         -               $20,088,000
   September 30, 1993         -               $22,288,300

     Prior to 1991, the entire backlog of firm orders as of the end of any fiscal year was manufactured, shipped and recognized during the following fiscal year. In late fiscal 1991, the pollution control systems segment of the business began receiving orders requiring in excess of two years to complete.

     Andersen and Montair Andersen products are normally built to order and thus are not inventoried. The large reduction in backlog from 1994 to 1995 is the result of completion of a $12 million order by Andersen for the government in 1995 and timing in receipt of some large orders pending at year end 1995.

                                 Raw Materials
                                 -------------

     Since the beginning of fiscal 1990, Andersen has encountered no shortages of alloys used to fabricate its products. Andersen inventories high alloy steels when substantial discounts can be negotiated by purchasing large quantities and to avoid delays in fabrication and shipment caused by materials availability problems. Beyond this, however, Andersen generally purchases raw materials after orders are received for those products which will require those raw materials.

                             Patents And Trademarks
                             ----------------------

     Andersen owns domestic and foreign patents on its HEAF(R) and CHEAF(R) gas filtration systems, its sulfur dioxide removal scrubbing systems, a chemical waste regeneration process for the sulfur dioxide removal system, an incineration process, and improvements to these product lines which have occurred in recent years. Andersen was granted patent protection on its combination spray dryer-scrubber system for air pollution control on incinerators in 1991. The oldest of the patents expired in 1991 and the newest expires in 17 years. Andersen holds trademarks on the HEAF(R) and CHEAF(R) systems, the SUBDEW(R) condensing heat exchanger, and the ANDERSEN(R) name. The trademarks generally expire 20 years from the date of registration but may be renewed for one or more additional 20 year periods when they first expire.

     While Andersen considers its patents to be valuable assets which sometimes provide a competitive advantage in the marketplace, Andersen does not believe that the loss of patent protection on any of its products as a result of the challenge to the validity of such patents would have a material impact on Andersen's revenues and earnings. In countries such as Germany and Japan, the patents on Andersen's products are considered to be substantially more important than they are on the same products in the United States. For this reason, Andersen works closely with its licensees to insure that any new patent applications anticipate potential challenges to their validity in the future. The validity of Andersen's patents on any of its products has never been challenged, either in the United States or in foreign countries. Although Andersen is not aware of any basis upon which such patents might be challenged, there is no assurance that proceedings challenging these patents will not be instituted in the future.

     The Company examines every product which is developed to determine its patentability. If the equipment or process is determined to be patentable by the Company, a patent application is filed, not only in the United States but in those foreign countries where the product is considered saleable. The patents are particularly valuable when licensing of manufacturers in foreign countries is considered.

                               Product Warranties
                               ------------------

     In connection with most contracts for manufacture and sale of Andersen equipment, the Company warrants the equipment manufactured to be free from defects in material and workmanship under normal use and service for a period of eighteen months after shipment, or one year after completion of erection, or one year after initial operation, whichever occurs first. Andersen's obligation is generally limited to the repair or replacement of the defective parts. All equipment not manufactured by Andersen carries only such warranty, if any, as given by the manufacturer. In addition, Andersen sometimes provides performance guarantees for equipment and systems which it furnishes. Each proposed application is carefully evaluated for its potential risk before such guarantees are offered to the customer. Warranty and performance guarantee related expenses are recognized as they are incurred. As of September 30, 1996, Andersen has established an $855,000 reserve for future warranty repairs.

                            Research And Development
                            ------------------------

     Andersen maintains a small development laboratory in its plant. Some of the research and development activities done by Andersen are conducted in

Andersen's customers' plants utilizing test equipment and systems designed and supplied by Andersen. The results of such tests enable Andersen to provide the customer with a guaranteed performance system if the development work is successful. The customer is typically charged for rental of Andersen's equipment during such activities, and the customer is allowed to use, in its own plant, any developments which result from such testing. Andersen, however, reserves all rights to patents or other proprietary benefits which might result from such tests.

     Andersen maintains an equipment test facility in Peachtree City, Georgia and also owns mobile demonstration equipment which is used in testing new developments in the air pollution control field, mainly at customer plant locations.

     Research and development expenses are expensed in the year incurred. There were no research and development expenses during fiscal years 1996, 1995 and 1994.

                             Environmental Controls
                             ----------------------

     To a large extent, the demand for the Company's products is dependent upon the enforcement of federal, state, and international regulations regarding air pollution, water pollution, and general industrial pollution. There has been a significant increase in enforcement actions related to hazardous waste disposal during the past three years outside the United States. This enforcement action has resulted in a greater demand outside the United States for incineration systems offered by Andersen. This increased enforcement activity should benefit both Andersen and Montair in fiscal 1996. On the other hand, any relaxation of environmental laws and regulations by the federal, state, or international governments or any delay in the implementation of such laws or regulations could have an adverse effect on the Company's operations.

     In November of 1993 the Company's now defunct Thermo-Flood subsidiary was named a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") by the United States Environmental Protection Agency ("EPA"). This is discussed under Item 3. Legal Proceedings in this document.

                                   Employees
                                   ---------

     The Company and its subsidiaries employed a total of 96 individuals as of September 30, 1996, including 10 officers, 73 technical and manufacturing people, and 13 others engaged in financial, sales, and secretarial activities. Approximately 61% of these people are employed at the Peachtree City, Georgia facility by either Andersen or by the Company, and 39% are employed at Montair Andersen's Sevenum, The Netherlands plant.

                          Seasonal Nature of Business
                          ---------------------------

     Andersen's business has never been seasonal.

ITEM 2.  PROPERTIES
-------------------

     Andersen owns six acres of land in Peachtree City, Georgia, with a 15 year old, 29,000 square feet office and manufacturing facility, a separate 5,000 square feet office building, and a separate 3,600 square feet storage building located on the land. Andersen owns all of the office furniture and equipment, all of the manufacturing equipment, and all of the testing equipment at this facility. Andersen also owns an 80 acre vacant land site in a remote area of Kern County, California. Andersen processed permit requests through various state and county agencies in California in fiscal 1982 to enable use of this property for solid waste disposal from Andersen's scrubber liquid waste regeneration process. Because of the subsequent slowdown in the oil fields, Andersen decided to abandon the permit application. Andersen is now interested in selling the California property.

     Montair Andersen owns its facility in Sevenum, The Netherlands, which includes 40,000 square feet of office and manufacturing space located on 4.8 acres of land. Montair owns all of its manufacturing and office equipment in Sevenum.

     Thermo-Flood's properties in Winfield, Kansas consisted of six buildings on 13 acres of land, all of which were owned under capital leases by Thermo-Flood. These facilities contained approximately 137,400 square feet of manufacturing space and 20,000 square feet of office area. The Company abandoned the Thermo-Flood property in 1992. See Item 3. Legal Proceedings below.

     Management believes that the facilities discussed above are adequate for the current needs of all of the Company's operations for the foreseeable future.

     For additional information regarding the Company's property and equipment, see Note 7 to the Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     A discussion of the Company's pending and threatened litigation and unasserted claims or assessments is set forth under the caption "Commitments and Contingencies" (Note 12 to the Consolidated Financial Statements) in the Company's 1996 Annual Report. Such discussion is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

     Set forth below in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K is information as of December 16, 1996 regarding the executive officers (including executive officers who are also directors) of the Company.

                                  Occupation During
Name                         Age  The Past Five Years
----                         ---  ----------------------------------------------
Jack D. Brady                 53  Chairman of the Board and Chief Executive
                                  Officer of the Company since 1985;  Chairman
                                  of the Board of Ander-sen since 1984;
                                  President and Treasurer of Andersen since
                                  1978; Executive Vice President of Andersen
                                  from 1975 until 1978; Director of Andersen
                                  since 1975; Director of Montair Andersen
                                  since 1984.
Milton Emmanuelli             62  Chief Financial Officer of the Company since
                                  September 21, 1992; elected
                                  Secretary/Treasurer of the Company on
                                  December 16, 1992, and Con-troller/Treasurer
                                  on December 13, 1994.
Thomas Van Remmen             39  Director elect of the Company; Pres-ident of
                                  Andersen since December 2, 1996; General
                                  Manager of Cleaver-Brooks incineration and
                                  watertube boiler div-ision of Aqua-Chem Inc.
                                  from 1986 to 1996.
Randall H. Morgan             48  Secretary of the Company since 1994;
                                  Secretary/Treasurer from 1985 to 1992; Vice
                                  President and Secretary of Ander-sen since
                                  1979.

     The Company has no paid officers. All officers of the Company are also officers of one or more subsidiaries and are paid by such subsidiaries. See "Item 11. Executive Compensation."

     The executive officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors and serve at the discretion of such Boards.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------

     Information relating to the market for, holders of and dividends paid on the Company's common stock is set forth under the caption "Common Stock Information" in the Company's 1996 Annual Report. Such information is incorporated herein by reference. The 1996 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Selected consolidated financial data for the Company for each year of the five year period ended September 30, 1996 are set forth under the caption "Selected Financial Data" in the 1996 Annual Report referred to in Item 5 above. Such financial data are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

     A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated balance sheets of the Company as of September 30, 1996 and 1995 and the Company's consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996, together with the related notes thereto and the report of independent certified public accountants thereon dated December 11, 1996, are set forth in the 1996 Annual Report referred to in Item 5 above. Such consolidated financial statements, notes and reports are incorporated herein by reference. The Company is not required to furnish the supplementary financial information specified by
Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------

     No independent certified public accountant of the Company has, during the two fiscal years ended September 30, 1996 or subsequent thereto, resigned, indicated any intent to resign or been dismissed as the independent certified public accountants of the Company. There have been no disagreements between the Company and its independent certified public accountants.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information relating to the directors of the Company is set forth under the caption "Election of Directors-Nominees" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on March 5, 1997. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth as Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information relating to management compensation is set forth under the captions "Election of Directors - Director Compensation" and "Election of Directors - Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information relating to ownership of the Company's $0.10 par value common stock as of January 1, 1997 by (i) any person or group known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) each nominee for election as a director of the Company at the Company's 1997 Annual Meeting of Stockholders, and (iii) all directors and officers of the Company as a group is set forth under the captions "Voting - Principal Stockholders" and "Election of Directors - Nominees" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information regarding certain transactions between the Company, its affiliates and certain other persons is set forth under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Documents Filed as Part of This Report:

     (1)  Financial Statements.

          The following consolidated financial statements are incorporated in
          Part II, Item 8 of this report from the Company's 1996 Annual Report referred to in Item 5 above:

     Consolidated Balance Sheets as of September 30, 1996 and 1995;

     Consolidated Statements of Income for the three fiscal years ended September 30, 1996;

     Consolidated Statements of Stockholders' Equity for the three fiscal years ended September 30, 1996;

     Consolidated Statements of Cash Flows for the three fiscal years ended September 30, 1996;

     Summary of Accounting Policies;

     Notes to Consolidated Financial Statements;

     Report of Independent Certified Public Accountants.

     (2) Financial Statement Schedules.

     The following financial statement schedules are set forth on pages 17 and 18 of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto. See the Index to Financial Statement Schedules on page 20 hereof.

     Report of Independent Certified Public Accountants on Financial Statement Schedules.
     Schedule II - Valuation and Qualifying Accounts and Reserves

     (3)  Exhibits.

     The exhibits listed on the following pages are filed as part of or are incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.                            Description
-----------        ---------------------------------------------------
      3(a)         Certificate of Incorporation of the Company (Exhibit 3(a) to
                   the Company's Registration Statement on Form S-4, No. 33-684
                   (the "Form S-4 Registration Statement")
      3(b)         Certificate of Amendment of the Certificate of Incorporation
                   of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company's Annual
                   Report on Form 10-K for the fiscal year ended September 30,
                   1987)
      3(c)         Bylaws of the Company (Exhibit 3(b) to the Form S-4
                   Registration Statement)
      4            Common Stock Certificate (Exhibit 4(a) to the Form S-4
                   Registration Statement)
      10(a)        Agreement and Plan of Reorganization dated as of September
                   30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)
      10(b)        1985 Incentive Stock Option Plan and related form of Option
                   Agreement (Exhibit 10(a) to the Form S-4 Registration
                   Statement)
      10(c)        First 1987 Amendment to the 1985 Incentive Stock Option Plan
                   (Exhibit 10(c) to the Company's Annual Report on Form 10-K
                   for the fiscal year ended September 30, 1987)
      10(d)        Executive Option Plan (Exhibit 10(d) to the Company's Annual
                   Report on Form 10-K for the fiscal year ended September 30,
                   1987)
      10(e)        Key Employee Stock Option Plan (Exhibit 10(e) to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended September 30, 1987)
      10(f)        1985 Directors Stock Warrant Plan and related form of Stock
                   Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration
                   Statement)
      10(g)        Cash Incentive Program For Key Employees (Exhibit 10(g) to
                   the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
      10(h)        Employment Agreement dated October 1, 1992 between Jack D.
                   Brady and the Company
      10(i)        Employment Agreement dated October 1, 1992 between Crown and
                   Jack C. Hendricks
      10(j)        Lease between the City of Winfield, Kansas and the City of
                   Arkansas City, Kansas, as landlord, and Thermo-Flood, as
                   tenant, dated as of October 1, 1980 and related documents
                   regarding industrial revenue bonds issued for Thermo-Flood's properties in Winfield, Kansas (Exhibit 10(p) to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended September 30, 1988)
      10(k)        Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens
                   and Southern National Bank, together with the related Pledge
                   Agreement, Security Agreement, Special Revolving Credit Note
                   and Working Capital Revolving Credit Note (Exhibit 10(s) to
                   the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989)
      10(l)        Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company's Report on Form 8-K dated April 30, 1991)
      10(m)        Agreement for the Purchase of Stock dated as of September 13,
                   1991 among George T. Condy, Lawrence E. Wiegman, Kenneth
                   Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company's Report on Form 8-K dated
                   September 13, 1991)
      10(n)        Revolving Credit Agreement Amendment dated as of March 31,
                   1992 among the Company, Andersen, Crown and Thermo-Flood and
                   NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank)- (See Exhibit 10p)
      10(o)        Second Amendment to Revolving Credit Agreement among the
                   Company, Andersen, Crown, Thermo-Flood and NationsBank of
                   Georgia, N.A. (Formerly known as The Citizens and Southern
                   National Bank) - (See Exhibit 10p)
      10(p)        Loan agreement dated as of March 31, 1993 among the Company,
                   Andersen and Crown and NationsBank of Georgia N.A. (Exhibit
                   10(u) to the Company's Annual Report on Form 10-K for the
                   fiscal year ended September 30, 1993)
      10(q)        Agreement for Sale of Roanoke Industries, Inc. assets, dated
                   July 19, 1994
      10(r)        Agreement for Sale of Crown Rotational Molded Products, Inc.
                   assets, dated July 19, 1994 (Exhibit A to the Company's
                   Notice of Special Meeting and Proxy Statement 1994)
      10(s)        Asset Purchase Agreement dated December 21, 1995 between the
                   Cleaver-Brooks Division of Aqua-Chem and Andersen 2000 Inc.
                   filed with Form 10Q for quarter ended December 31, 1995
      10(t)        Commercial Loan Agreement, General Security Agreement,
                   Commercial Promissory Note, and Revolving Note dated June 28,
                   1996 between South Trust Bank of Georgia, N.A. and Crown
                   Andersen Inc. and Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30, 1996.
      13*          1996 Annual Report - Filed herewith
      21           Subsidiaries - Filed herewith

     *Portions of the Company's 1996 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 1996 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.

     (c)  Exhibits:

          See Item 14 (a)(3) above.

     (d) Financial Statement Schedules:

         See Item 14 (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWN ANDERSEN INC.
                                          -------------------
                                          (Registrant)

Date:  December 20, 1996                  By: /s/ Jack D. Brady
                                              ---------------------
                                              Jack D. Brady
                                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Jack D. Brady                 Chairman of the Board,       December 20, 1996
---------------------------       President,
Jack D. Brady                     Principal Executive
                                  Officer and Principal
                                  Financial Officer

/s/ Jack C. Hendricks             Director                     December 20, 1996
---------------------------
Jack C. Hendricks

/s/ Milton Emmanuelli             Controller/Treasurer         December 20, 1996
---------------------------       and Principal Accounting
Milton Emmanuelli                 Officer


/s/ Richard A. Beauchamp          Director                     December 20, 1996
---------------------------
Richard A. Beauchamp

/s/ J. Don Brock                  Director                     December 20, 1996
---------------------------
J. Don Brock

/s/ Robert Dressler               Director                     December 20, 1996
---------------------------
Robert Dressler

/s/ M. Timothy Yonker             Director                     December 20, 1996
---------------------------
M. Timothy Yonker


                              CROWN ANDERSEN INC.

                                                                     Page
                                                                     ----

Report of Independent Certified Public Accountants on
 Financial Statement Schedules                                        17

  Schedule                                      Schedule No.
  --------                                      ------------

Valuation and Qualifying Accounts and Reserves       II               18

All other schedules have been omitted because they are either not required, not applicable, or the information has otherwise been supplied.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
of Crown Andersen Inc.
Peachtree City, Georgia


  The audits referred to in our report dated December 11, 1996, relating to the consolidated financial statements of Crown Andersen Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                              BDO SEIDMAN, LLP



Atlanta, Georgia
December 11, 1996

                                                                     SCHEDULE II
                                                                     -----------
                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
             =====================================================

              COLUMN A                      COLUMN B            COLUMN C       COLUMN D     COLUMN E
             ---------                      --------            --------      ---------     --------

                                           Balance at          Additions
                                          beginning of      charged to costs                Balance at
            Description                      period           and expenses    Deductions   end of period
            -----------                  -------------      ----------------  ----------  -------------
September 30, 1996
------------------
Allowance for doubtful accounts            $166,192          $ 16,878        $ 62,690       $120,380
                                           ========          ========        ========       ========

September 30, 1995
------------------
Allowance for doubtful accounts            $143,607          $ 87,130        $ 64,545       $166,192
                                           ========          ========        ========       ========

September 30, 1994
------------------
Allowance for doubtful accounts            $112,254          $182,872        $151,519       $143,607
                                           ========          ========        ========       ========


                              CROWN ANDERSEN INC.
                               INDEX TO EXHIBITS
                               -------------------

Exhibit No.                       Description                             Page
-----------    ---------------------------------------------------------  ----
3(a)           Certificate of Incorporation of the Company (Exhibit 3(a)
               to the Company's Registration Statement on Form S-4,
               No. 33-684 (the "Form S-4 Registration Statement")
3(b)           Certificate of Amendment of the Certificate of
               Incorporation of the Company filed with the Secretary of
               State of Delaware on March 18, 1987 (Exhibit 3(b) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended September 30, 1987)
3(c)           Bylaws of the Company (Exhibit 3(b) to the Form S-4
               Registration Statement)
4              Common Stock Certificate (Exhibit 4(a) to the Form S-4
               Registration Statement)
10(a)          Agreement and Plan of Reorganization dated as of September
               30, 1985 among the Company, Andersen and Crown (Exhibit 2
               to the Form S-4 Registration Statement)
10(b)          1985 Incentive Stock Option Plan and related form of Option
               Agreement (Exhibit 10(a) to the Form S-4 Registration
               Statement)
10(c)          First 1987 Amendment to the 1985 Incentive Stock Option
               Plan (Exhibit 10(c) to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1987)
10(d)          Executive Option Plan (Exhibit 10(d) to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               September 30, 1987)
10(e)          Key Employee Stock Option Plan (Exhibit 10(e) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended September 30, 1987)
10(f)          1985 Directors Stock Warrant Plan and related form of Stock
               Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration
               Statement)
10(g)          Cash Incentive Program For Key Employees (Exhibit 10(g) to
               the Company's Annual Report on Form 10-K for the fiscal
               year ended September 30, 1987)
10(h)          Employment Agreement dated October 1, 1992 between Jack D.
               Brady and the Company
10(i)          Employment Agreement dated October 1, 1992 between Crown
               and Jack C. Hendricks
10(j)          Lease between the City of Winfield, Kansas and the City of
               Arkansas City, Kansas, as landlord, and Thermo-Flood, as
               tenant, dated as of October 1, 1980 and related documents
               regarding industrial revenue bonds issued for Thermo-Flood's properties in Winfield, Kansas (Exhibit 10(p) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended September 30, 1988)
10(k)          Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens
               and Southern National Bank, together with the related Pledge
               Agreement, Security Agreement, Special Revolving Credit Note
               and Working Capital Revolving Credit Note (Exhibit 10(s) to
               the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989)
10(l)          Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by
               the Company of the remaining 19% of Montair Andersen
               stock (Exhibit 2 to the Company's Report on Form 8-K dated
               April 30, 1991)
10(m)          Agreement for the Purchase of Stock dated as of September 13,
               1991 among George T. Condy, Lawrence E. Wiegman, Kenneth
               Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company's Report
               on Form 8-K dated September 13, 1991)
10(n)          Revolving Credit Agreement Amendment dated as of March 31,
               1992 among the Company, Andersen, Crown and Thermo-Flood and
               NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank)-(See Exhibit 10p)
10(o)          Second Amendment to Revolving Credit Agreement among the
               Company, Andersen, Crown, Thermo-Flood and NationsBank of
               Georgia, N.A. (Formerly known as The Citizens and Southern
               National Bank) - (See Exhibit 10p)
10(p)          Loan agreement dated as of March 31, 1993 among the Company,
               Andersen and Crown and NationsBank of Georgia N.A.
               (Exhibit 10(u) to the Company's Annual Report on Form 10-K
               for the fiscal year ended September 30, 1993)
10(q)          Agreement for Sale of Roanoke Industries, Inc. assets, dated
               July 19, 1994
10(r)          Agreement for Sale of Crown Rotational Molded Products, Inc.
               assets, dated July 19, 1994 (Exhibit A to the Company's
               Notice of Special Meeting and Proxy Statement 1994)
10(s)          Asset Purchase Agreement dated December 21, 1995 between the
               Cleaver-Brooks Division of Aqua-Chem Inc. and Andersen 2000
               Inc. filed with Form 10Q for quarter ended December 31, 1995
10(t)          Commercial Loan Agreement, General Security Agreement,
               Commercial Promissory Note, and Revolving Note dated June 28,
               1996 between South Trust Bank of Georgia, N.A. and Crown
               Andersen Inc. and Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30, 1996
13*            1996 Annual Report - Filed herewith                            20
21             Subsidiaries - Filed herewith                                  41


  *Portions of the Company's 1996 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 1996 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

   Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Milton Emmanuelli, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.