Form 10-Q
period 1996-12-31
CROWN ANDERSEN INC
filed 1997-02-11
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED    December 31, 1996   COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                              CROWN ANDERSEN INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                                58-1653577
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)



306 Dividend Drive, Peachtree City, Georgia                           30269
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

================================================================================


                Class                         Outstanding at December 31, 1996
    -----------------------------             --------------------------------
    Common Stock, $0.10 Par Value                      1,504,635 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----



                                                                        PAGE NO.
                                                                        --------

  Part I.     FINANCIAL INFORMATION:

            Consolidated Balance Sheets--
                  December 31, 1996 and September 30, 1996                     3

            Consolidated Statements of Income--
                  Three Months Ended December 31, 1996
                  and 1995                                                     4

            Consolidated Statements of Cash Flows--
                  Three Months Ended December 31, 1996 and 1995                5


            Notes to Consolidated Financial Information                        6

            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

  Part II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                         12

               SIGNATURES                                                     12

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                      1996            1996
                                                                  -------------  --------------
                                                                   (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                       $ 2,958,424     $ 5,200,796
   Receivables:
       Trade, less allowance of $124,662 and $120,380 for
        possible losses                                              2,496,361       2,655,281
       Other                                                            81,243          48,403
       Income taxes                                                    219,341         294,960
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                           8,150,997       6,121,410
   Inventories                                                       2,043,959       1,955,127
   Prepaid expenses                                                     52,976         126,688
   Current maturities of long-term note receivable                     300,000         300,000
   Deferred income taxes                                               403,935         403,935
                                                                   -----------     -----------
            TOTAL CURRENT ASSETS                                    16,707,236      17,106,600

RESTRICTED CASH                                                      1,036,000       1,148,000
NOTE RECEIVABLE, less current maturities                               790,000         790,000
EQUIPMENT HELD FOR RESALE                                              941,554       1,031,554
PROPERTY AND EQUIPMENT, less accumulated depreciation                1,791,095       1,862,639
DEFERRED INCOME TAXES                                                  280,944         280,944
OTHER ASSETS                                                           192,438         228,717
                                                                   -----------     -----------
                                                                   $21,739,267     $20,448,454
                                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                   $         -     $         -
   Accounts payable                                                  5,119,951       5,099,140
   Accruals:
       Income taxes                                                          -               -
       Compensation                                                    327,055         303,201
       Warranty                                                        689,000         939,000
       Miscellaneous                                                   328,554         336,170
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                 97,198          13,419
   Current maturities of long-term debt                                581,946         738,253
   Deferred income taxes                                               267,402         249,225
                                                                   -----------     -----------
             TOTAL CURRENT LIABILITIES                               7,411,106       7,678,408
LONG-TERM DEBT, less current maturities                              1,087,220       1,504,533
DEFERRED INCOME TAXES                                                  137,122         137,122
                                                                   -----------     -----------
             TOTAL LIABILITIES                                       8,635,448       9,320,063
                                                                   -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 5,000,000; issued
     1,561,635; outstanding 1,504,635 and 1,544,635                    156,164         156,164
   Additional paid-in capital                                        2,905,801       2,905,801
   Treasury stock; 57,000 and 17,000 shares, at cost                  (364,187)       (117,313)
   Retained earnings                                                10,129,796       9,881,306
   Foreign currency translation adjustment                             276,245         302,433
                                                                   -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY                             13,103,819      13,128,391
                                                                   -----------     -----------
                                                                   $21,739,267     $22,448,454
                                                                   ===========     ===========



          See accompanying Notes to Consolidated Financial Statements.

              CROWN ANDERSEN INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                =================================

                           (Unaudited)

                                            FOR THE THREE MONTHS
                                              ENDED DECEMBER 31,
                                         ------------------------
                                            1996          1995
                                         ----------   -----------
REVENUES:

  Contracts                              $4,435,102   $4,674,068
  Sales                                     429,519      541,084
  Other                                      37,635       32,047
                                         ----------   ----------
                                          4,902,256    5,247,199
                                         ----------   ----------
COSTS AND EXPENSES:

  Cost of contracts and sales             3,649,377    3,945,386
  Selling, general and administrative       882,811      903,908
  Interest and other                        (20,623)     (14,854)
                                         ----------   ----------
                                          4,511,565    4,834,440
                                         ----------   ----------
  Income from operations before
    taxes on income                         390,691      412,759

TAXES ON INCOME                             142,200      153,900
                                         ----------   ----------
  NET INCOME                             $  248,491   $  258,859
                                         ==========   ==========
AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING                             1,531,194    1,561,635
                                         ----------   ----------

EARNINGS PER SHARE                       $     0.16   $     0.17
                                         ----------   ----------

See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Three Months Ended December 31,
                                                                   ---------------------------------
                                                                         1996             1995
                                                                   ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from operations                                              $   248,491      $   258,859
   Items in income from operations not affecting cash:
       Depreciation and amortization                                        70,680           74,700
       Provision for valuation of soil processor unit                       90,000           90,000
       Deferred income taxes                                                21,756           12,770
       Gain on sales of fixed assets                                             -            6,399
   Cash provided by (used for)
       Trade and other receivables                                          99,626        2,058,108
       Refundable income taxes                                              (9,763)         (14,535)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                          (2,029,587)        (714,867)
       Inventories                                                         (89,118)      (1,041,681)
       Prepaid expenses                                                     73,354            1,574
       Accounts payable                                                     43,964       (1,925,452)
       Accrued expenses                                                   (144,705)         (55,255)
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                                 83,779         (178,404)
       Other                                                                15,782            1,065
                                                                       -----------      -----------
   Cash used for operating activities                                   (1,525,741)      (1,426,719)
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash                                             112,000                -
   Proceeds from sale of fixed assets                                            -           (4,721)
   Capital expenditures                                                     (8,866)          (6,711)
                                                                       -----------      -----------
   Cash provided by (used for) investing activities                        103,134          (11,432)
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in long-term debt                                            (568,653)        (141,062)
   Retirement of common stock                                             (246,874)               -
                                                                       -----------      -----------
   Cash used for financing activities                                     (815,527)        (141,062)
                                                                       -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (4,238)          (1,969)
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the year                              (2,242,372)      (1,581,182)
   Balance at beginning of year                                          5,200,796        3,751,637
                                                                       -----------      -----------
   BALANCE AT END OF PERIOD                                            $ 2,958,424      $ 2,170,455
                                                                       ===========      ===========



          See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  ===========================================

  1.   Condensed footnotes:
       -------------------

       As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.'s annual financial statements set forth in its Form 10-K for the year ended September 30, 1996.

  2.   Earnings per share:
       ------------------

       Earnings per share were computed by dividing consolidated net earnings by the number of shares of common stock outstanding during the period. The stock options outstanding during 1995 and 1996 were antidilutive and thus did not affect earnings per share.

  3.   Stock options:
       -------------

       As of December 31, 1996, options to purchase 60,800 shares at an average price of $6.87 were outstanding under the Company's stock option plan.

       The Company also has outstanding warrants to purchase 25,000 shares of common stock under the Directors Stock Warrant Plan at $11.15 per share.

  4.   Revenue recognition:
       -------------------

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

  5.   Inventories:
       -----------

       Inventories were $2,043,959 and $1,955,127 as of December 31, 1996 and September 30, 1996. Included in inventories of $2,043,959 at December 31, 1996 is approximately $1,761,000 related to incineration equipment purchased from a former competitor. The purchase price also included other assets and was paid $1,000,000 in cash and the remaining $1,020,000 is payable in three semi annual installments commencing on December 31, 1996 under a non-interest bearing promissory note.

  6.   Restricted cash:
       ---------------

       As of December 31, 1996, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in 1999.

  7.   Equipment held for resale:
       -------------------------

       On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through December 31, 1996 the carrying value of this unit has been reduced to $941,554. The adjustments to carrying value have been charged to operations in each respective year.

  8.   Commitments and contingencies:
       ------------------------------

       There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1996 (Note 12 to the Consolidated Financial Statements).


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

  Liquidity and Capital Resources:
  -------------------------------

       Cash and cash equivalents at December 31, 1996 decreased $2,242,372 from the September 30, 1996 balance of $5,200,796. The decrease was primarily attributable to an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $2,029,587, reflecting accumulated costs on a large export project at Andersen which will be shipped in the second quarter of fiscal 1997. Cash used for operating activities amounted to $1,525,741. The increase in cost and estimated earnings in excess of billings on uncompleted contracts stated above more than offset net income plus depreciation and amortization of $409,171.

       Montair realized a positive operating cash flow as a result of profitable operations and a decrease in receivables.

       Cash provided by investing activities totaled $103,134 and reflects a decrease in restricted cash of $112,000, reduced by $8,866 in capital expenditures (primarily at Andersen).

       Cash used for financing activities totaled $815,527 and reflects a reduction in long-term debt of $568,653 and the purchase of 40,000 shares of treasury stock amounting to $246,874.

       As disclosed in Note 7 to the Consolidated Financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to approximately $0.9 million as of December 31, 1996 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale.

       As indicated in Note 8 of the Notes to the Consolidated Financial Statements, the Company is one of several defendants in a legal action brought by various holders of Industrial Revenue Bonds issued by the cities of Winfield and Arkansas City, Kansas concerning the development of industrial property near Winfield, Kansas. The Company believes that it has meritorious defenses to the litigation due to the fact that Crown Andersen was not a party to the bondholder's agreement, such agreement having been entered into by Struthers Thermo-Flood Corporation ("STFC") prior to STFC being acquired by the Company. In response to the lawsuit, STFC filed a liquidation proceeding under Chapter 7 of the Federal Bankruptcy Act. The Trustee in Bankruptcy abandoned the property on September 17, 1992. The Bankruptcy Court entered an order of no distribution on February 10, 1994. STFC was dissolved in March 1995. In the opinion of management of the Company and its legal counsel, two possible outcomes exist. The first and more likely is a ruling from the court or a jury in favor of the Company, resulting in no significant financial effect upon the Company. A second and less likely is a ruling by the court or a jury against the Company, in an amount of the past due lease payments of approximately $1,900,000 plus interest and attorneys fees, less any proceeds from a sale of the property. This net amount is estimated not to exceed $1,000,000. If a judgement were to be rendered against the Company for such amount, payment would be made using the Company's existing cash reserves or from funds available under its credit facility.

       As of December 31, 1996, the Company had not made any borrowings against its $5.0 million U.S. line of credit and the $0.5 million credit facility available to the Montair operation. The amount of $3.3 million is available for borrowing under these credit facilities as $2.2 million in letters of credit are outstanding against the U.S. line of credit. Because of this credit facility, profitable operations, and the $4.5 million received from the sale of the plastics business, the Company has adequate cash reserves to meet its short-term cash needs.

       Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $364,187 in treasury stock has been purchased as of December 31, 1996.

  Results of Operations:
  ---------------------

  Revenues.
  ---------

         Revenues for the first quarter of fiscal 1997 were $4,902,256 compared with $5,247,199 for the comparable period of fiscal 1996 and $4,871,895 for the last quarter of fiscal 1996. Foreign sales (including export sales by Andersen and sales by the Netherlands subsidiary) were $4.3 million and $4.5 million for the first quarter of fiscal 1997 and 1996, respectively, and accounted for 87.0% and 85.0% of revenues, respectively.

       The decrease in revenues of $344,943 (6.6%) from fiscal 1996 was entirely attributable to Andersen operations, but was only the result of timing of shipments and did not indicate any slowdown in business activity. All changes in revenue are related to the quantity of product sold, not to pricing changes.

       The Company's revenue levels in the United States continued to be adversely affected by the absence of any new hazardous waste incineration facility permits in the United States. The Company estimates that U.S. revenues have been reduced by approximately $2-$3 million per year from 1992 levels as a result of the Federal government's failure to review permit applications for such facilities. The Company anticipates that foreign revenues will offset these domestic revenue losses. Because of the uncertainty in changes in United States regulations, it is impossible to predict changes in demands for the Company's products in the domestic market.

       The Company has been successful and will continue to rely on the international market to replace most, if not all, of the lost U.S. business in the future. The Company expects to at least maintain the current revenue levels in fiscal 1997.

       First quarter 1997 revenues increased $30,361 from the preceding quarter revenues, primarily as a result of higher revenues of $846,601 generated by Andersen.

  Cost of Sales.
  --------------

       For the first quarter of fiscal 1997, cost of sales totaled $3,649,377 compared with $3,945,386 in the comparable period of fiscal 1996 and $4,461,385 in the fourth quarter of fiscal 1996.

       The decrease in cost of sales of $296,009 (7%) from the fiscal 1996 quarter is the result of lower revenues and a margin improvement of 1%. This was largely attributable to operations at Andersen.

       First quarter 1997 cost of sales were $812,008 lower than in the fourth quarter of 1996. The fourth quarter of fiscal 1996 was adversely affected by substantial cost overruns on two Andersen international incineration projects and a major component failure at one of these two projects.

  Selling, General and Administrative Costs.
  ------------------------------------------

         Selling, general and administrative costs for the first three months of fiscal 1997 were $882,811 compared with $903,908 for the first fiscal quarter of 1996 and $935,325 in the fourth quarter of fiscal 1996. The decrease of $21,097 (2.3%) from the comparable quarter in 1996 is entirely attributable to U.S. operations and reflects decreases in professional fees and commissions, As a percentage of revenues, selling, general and administrative expenses were 18.0%, 17.2% and 19.2% of revenues for the fiscal quarters of 1997 and 1996 and the fourth quarter of fiscal 1996. Expenses for the current 1997 quarter decreased $52,514 (5.6%) from the preceding fiscal quarter as a result of lower employee costs and bank fees.

  Interest and Other (Income) Expenses.
  -------------------------------------

       Interest and other (income) expenses for the first three months of fiscal 1997 resulted in a credit of $20,623 compared with a credit of $14,854 for the first quarter of fiscal 1996 and a credit of $97,761 for the fourth quarter of 1996. The credits in all periods reflect a substantial reduction in net interest costs as a result of offsetting interest income realized on short-term investments. The higher credit in fiscal 1997 reflects lower bad debt expense recorded at the Montair Operation.

  Taxes on Income.
  ----------------

       The effective tax rate for the first quarter of fiscal 1997 was 36.4% compared to 37.3% for the first quarter of fiscal 1996 and 44.1% (benefit) for the fourth quarter of fiscal 1996.

  Net Income.
  -----------

       Net income for the first quarter of fiscal 1997 was $248,491 or $0.16 per share, compared with $258,859 or $0.17 per share for the first quarter of fiscal 1996 and a net loss of $238,539 or $0.15 per share for the fourth quarter of fiscal 1996.

       The decrease in earnings of $10,368 was the result of lower revenues. Lower earnings of $25,029 at Andersen were partly offset by an increase in earnings at Montair of $14,661.

       Earnings increased $487,030 over the preceding fiscal quarter, reflecting no charges in the quarter for additions to the warranty reserve. Operations for the preceding fiscal quarter resulted in a loss of $238,539 as a result of substantial cost overruns on two Andersen international projects and the component failure discussed above.

  Shares Outstanding.
  -------------------

       The average shares and equivalent shares outstanding were 1,531,194, 1,561,635 and 1,557,668 for the first fiscal quarter of 1997, the first fiscal quarter of 1996 and the fourth fiscal quarter of 1996, respectively. The unexercised options and warrants are antidilutive for all periods.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     ------------------------------------

                                    PART II

                               OTHER INFORMATION
                     ====================================


  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibit 27.  Financial Data Schedules

           (b) No reports were filed on Form 8K during the quarter ended December 31, 1996.



                                   SIGNATURES
                                   ==========

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CROWN ANDERSEN INC.



  Dated:   February 7, 1997         By: /s/ Jack D. Brady
          ------------------            -----------------------------
                                        Jack D. Brady
                                        Chairman of the Board
                                        (Duly Authorized Officer)


  Dated:   February 7, 1997         By: /s/ Milton Emmanuelli
          ------------------            -----------------------------
                                        Milton Emmanuelli
                                        Secretary and Treasurer
                                        (Principal Financial Officer)