Form 10-Q
period 1997-03-31
CROWN ANDERSEN INC
filed 1997-05-06
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED      March 31, 1997    COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                              CROWN ANDERSEN INC.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                             58-1653577
 ----------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



  306 Dividend Drive, Peachtree City, Georgia                    30269
  ----------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   -------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing such requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

=============================================================================


             Class                        Outstanding at March 31, 1997
  -----------------------------           -----------------------------
  Common Stock, $0.10 Par Value                  1,512,198 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----



                                                                      PAGE NO.
                                                                      --------

Part I.      FINANCIAL INFORMATION:

           Consolidated Balance Sheets--
             March 31, 1997 and September 30, 1996                        3

           Consolidated Statements of Income--
             Three Months and Six Months Ended March 31, 1997
             and 1996                                                     4

           Consolidated Statements of Cash Flows--
             Six Months Ended March 31, 1997 and 1996                     5

           Notes to Consolidated Financial Information                    6

           Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8

Part II.     OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security
                   Holders                                               12

           Item 6. Exhibits and Reports on Form 8-K                      12

           SIGNATURES                                                    12

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           MARCH 31,    SEPTEMBER 30,
                                              1997           1996
                                          ------------  --------------
                                          (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents              $ 1,486,420     $ 5,200,796
   Receivables:
       Trade, less allowance of
        $120,826 and $120,380 for
        possible losses                     7,997,496       2,655,281
       Other                                   69,405          48,403
       Income taxes                           149,209         294,960
   Costs and estimated earnings in
     excess of billings on
     uncompleted contracts                  4,744,021       6,121,410
   Inventories                              2,411,187       1,955,127
   Prepaid expenses                            82,271         126,688
   Current maturities of long-term note
    receivable                                300,000         300,000
   Deferred income taxes                      403,935         403,935
                                          -----------     -----------
            TOTAL CURRENT ASSETS           17,643,944      17,106,600

RESTRICTED CASH                             1,036,000       1,148,000
NOTE RECEIVABLE, less current maturities      640,000         790,000
EQUIPMENT HELD FOR RESALE                     851,554       1,031,554
PROPERTY AND EQUIPMENT, less
 accumulated depreciation                   1,685,077       1,862,639
DEFERRED INCOME TAXES                         280,944         280,944
OTHER ASSETS                                  139,911         228,717
                                          -----------     -----------
                                          $22,277,430     $22,448,454
                                          ===========     ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                          $   935,000     $         -
   Accounts payable                         4,814,294       5,099,140
   Accruals:
       Income taxes                                 -               -
       Compensation                           345,259         303,201
       Warranty                               504,800         939,000
       Miscellaneous                          297,484         336,170
   Billings on uncompleted contracts in
    excess of cost  and estimated earnings         -           13,419
   Current maturities of long-term debt       591,034         738,253
   Deferred income taxes                      230,076         249,225
                                          -----------     -----------
           TOTAL CURRENT LIABILITIES        7,717,947       7,678,408

LONG-TERM DEBT, less current maturities     1,040,441       1,504,533
DEFERRED INCOME TAXES                         137,122         137,122
                                          -----------     -----------
           TOTAL LIABILITIES                8,895,510       9,320,063
                                          -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares
     authorized 5,000,000; issued
     1,561,635: outstanding 1,512,198
     and 1,544,635                            156,164         156,164
   Additional paid-in capital               2,905,801       2,905,801
   Treasury stock; 49,437 and 17,000
    shares, at cost                          (319,760)       (117,313)
   Retained earnings                       10,474,889       9,881,306
   Foreign currency translation
    adjustment                                164,826         302,433
                                          -----------     -----------
           TOTAL STOCKHOLDERS' EQUITY      13,381,920      13,128,391
                                          -----------     -----------
                                          $22,277,430     $22,448,454
                                          ===========     ===========

     See accompanying Notes to Consolidated Financial Statements.


                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                           FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                              ENDED MARCH 31,                  ENDED MARCH 31,
                                         -----------------------         ------------------------
                                            1997        1996                1997        1996
                                         -----------------------         ------------------------
REVENUES:
  Contracts                              $5,389,596  $5,443,146          $ 9,824,698   $10,117,214
  Sales                                     380,302     389,932              809,610       931,016
  Other                                           -           -               37,846        32,047
                                         ----------  ----------          -----------   -----------
                                          5,769,898   5,833,078           10,672,154    11,080,277
                                         ----------  ----------          -----------   -----------
COSTS AND EXPENSES:
  Cost of contracts and sales             4,387,398   4,397,197            8,036,775     8,342,583
  Selling, general and
     administrative                         841,671     962,793            1,724,482     1,866,701
  Interest and other                          3,837      21,695              (16,786)        6,841
                                         ----------  ----------          -----------   -----------
                                          5,232,906   5,381,685            9,744,471    10,216,125
                                         ----------  ----------          -----------   -----------
  Income from operations before
    taxes on income                         536,992     451,393              927,683       864,152

TAXES ON INCOME                             191,900     166,400              334,100       320,300
                                         ----------  ----------          -----------   -----------
    NET INCOME                           $  345,092  $  284,993          $   593,583   $   543,852
                                         ==========  ==========          ===========   ===========


AVERAGE SHARES AND EQUIVALENT
   SHARES OUTSTANDING                     1,510,273   1,561,635            1,520,733     1,561,635
                                         ==========  ==========          ===========   ===========
EARNINGS PER SHARE                       $     0.23  $     0.18          $      0.39   $      0.35
                                         ==========  ==========          ===========   ===========




          See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                         Six Months Ended March 31,
                                                       -----------------------------
                                                             1997          1996
                                                       -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                     $   593,583   $   543,852
   Items in income from operations not
    affecting cash:
       Depreciation and amortization                         138,928       151,084
       Provision for valuation of soil
        processor unit                                       180,000       180,000
       Deferred income taxes                                  (1,801)       31,622
       Loss on sales of fixed assets                           1,193             -
   Cash provided by (used for)
       Trade and other receivables                        (5,468,187)   (3,187,807)
       Refundable income taxes                                14,959        93,421
       Costs and estimated earnings in
        excess of billings on
        uncompleted contracts                              1,377,389     3,043,552
       Inventories                                          (475,739)   (1,158,676)
       Prepaid expenses                                       41,845       (58,556)
       Accounts payable                                     (176,624)     (844,654)
       Accrued expenses                                     (275,408)     (391,501)
       Billings on uncompleted
        contracts in excess of costs and
        estimated earnings                                   (13,419)     (173,883)
       Other                                                 (23,441)      (28,634)
                                                         -----------   -----------

   Cash used for operating activities                     (4,086,722)   (1,800,180)
                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash                               112,000             -
   Collection of note receivable                             150,000        50,000
   Proceeds from sale of fixed assets                          1,244         3,298
   Capital expenditures                                      (40,227)      (58,983)
                                                         -----------   -----------
   Cash provided by (used for)
    investing activities                                     223,017        (5,685)
                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                 935,000             -
   Reduction in long-term debt                              (585,337)     (284,577)
   Retirement of common stock                               (202,447)            -
                                                         -----------   -----------
   Cash provided by (used for)
    financing activities                                     147,216      (284,577)
                                                         -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        2,113       (16,284)
                                                         -----------   -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the year                (3,714,376)   (2,106,716)
   Balance at beginning of year                            5,200,796     3,751,637
                                                         -----------   -----------
   BALANCE AT END OF PERIOD                              $ 1,486,420   $ 1,644,911
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

2.   Earnings per share:
     ------------------

     Earnings per share were computed by dividing consolidated net earnings by the number of shares of common stock outstanding during the period. The stock options outstanding during 1996 and 1997 were antidilutive and thus did not affect earnings per share.

3.   Stock options:
     -------------

     As of March 31, 1997, options to purchase 48,800 shares at an average price of $7.00 were outstanding under the Company's stock option plan.

     The Company also has outstanding warrants to purchase 15,000 shares of common stock under the Directors Stock Warrant Plan at $10.50 per share.

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

5.   Inventories:
     -----------

     Inventories were $2,411,187 and $1,955,127 as of March 31, 1997 and September 30, 1996. Included in inventories at March 31, 1997 and September 30, 1996 is approximately $1,761,000 related to incineration equipment purchased from a former competitor. The purchase price also included other assets. Payments to date include a downpayment of $1,000,000 and an installment of $520,000 paid on December 31, 1996. The remaining $500,000 is payable in two installments - $100,000 on June 30, 1997 and $400,000 on December 31, 1997.

6.   Restricted cash:
     ---------------

     As of March 31, 1997, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in 1999.

7.   Equipment held for resale:
     -------------------------

     On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through March 31, 1997, the carrying value of this unit has been reduced to $851,554. The adjustments to carrying value have been charged to operations in each respective year.

8.   Commitments and contingencies:
     ------------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1996 (Note 12 to the Consoli-dated Financial Statements).


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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents at March 31, 1997 decreased $3,714,376 from the September 30, 1996 balance of $5,200,796. The decrease was primarily attributable to an increase in accounts receivable of $5,468,187 related to a large export project at Andersen. This receivable (approximately $5.9 million) was collected in the third quarter of fiscal 1997. Cash used for operating activities amounted to $4,086,722. The increase in accounts receivable stated above and an increase in inventory more than offset net income plus depreciation of $912,511 and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts.

     Montair realized a positive operating cash flow as a result of profitable operations and a decrease in receivables.

     Cash provided by investing activities totaled $223,017 and reflects a decrease in restricted cash of $112,000 and a collection of a note receivable of $150,000, reduced by $40,227 in capital expenditures.

     Cash provided by financing activities totaled $147,216 and reflects an increase in notes payable of $935,000, a reduction in long-term debt of $585,337 and the purchase of 32,437 shares of treasury stock amounting to $202,447.

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

     As indicated in Note 8 of the Notes to the Consolidated Financial Statements, the Company is one of several defendants in a legal action brought by various holders of Industrial Revenue Bonds issued by the cities of Winfield and Arkansas City, Kansas concerning the development of industrial property near Winfield, Kansas. The Company believes that it has meritorious defenses to the litigation due to the fact that Crown Andersen was not a party to the bondholder's agreement, such agreement having been entered into by Struthers Thermo-Flood Corporation ("STFC") prior to STFC being acquired by the

Company. In response to the lawsuit, STFC filed a liquidation proceeding under Chapter 7 of the Federal Bankruptcy Act. The Trustee in Bankruptcy abandoned the property on September 17, 1992. The Bankruptcy Court entered an order of no distribution on February 10, 1994. STFC was dissolved in March 1995. In the opinion of management of the Company and its counsel, two possible outcomes exist. The first and more likely is a ruling from the court or a jury in favor of the Company, resulting in no significant financial effect upon the Company. A second and less likely is a ruling by the court or a jury against the Company, in an amount of the past due lease payments of approximately $1,900,000 plus interest and attorneys fees, less any proceeds from a sale of the property. This net amount is estimated not to exceed $1,000,000. If a judgement were to be rendered against the Company for such amount, payment would be made using the Company's existing cash reserves or from funds available under its credit facility.

     As of March 31, 1997, the Company had borrowed $0.9 million against its $5.0 million line of credit and the $0.5 million credit facility available to the Montair operation. The amount of $2.4 million is available for borrowing under these credit facilities as $2.2 million in letters of credit are outstanding against the U.S. line of credit. Because of this credit facility, profitable operations, and the $4.5 million received from the sale of the plastics business, the Company has adequate cash reserves to meet its short-term cash needs.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $319,760 in treasury stock has been purchased as of March 31, 1997.

     As of March 31, 1997, the Company's equity in its Montair operation had declined in value by $137,607 from September 30, 1996 as a result of a decrease in the foreign currency translation adjustment, reflecting an 11% increase in the U.S. dollar against the Dutch guilder.

Results of Operations:
---------------------

Revenues.
---------

     Revenues for the first six months of fiscal 1997 were $10,672,154 compared with $11,080,277 for the first six months of fiscal 1996. For the second quarter of fiscal 1997, revenues were $5,769,898 compared with $5,833,078 for the comparable figure in 1996 and $4,902,256 for the first three months of fiscal 1997. Foreign sales (including export sales by Andersen and sales by the Netherlands subsidiary) were $9.4 million and $8.6 million for the first six months of fiscal 1997 and 1996, respectively, and accounted for 88.3% and 77.6% of revenues. All changes in revenues are related to the quantity of product sold, not to pricing changes.

     The decrease in revenues of $408,123 (4%) from fiscal 1996 was attributable to revenue decreases of $243,855 and $164,268 at Andersen and Montair, respectively.

     The Company's revenue levels in the United States continued to be adversely affected by the absence of any new hazardous waste incineration facility permits in the United States. The Company estimates that U.S. revenues have been reduced by approximately $2-$3 million per year from 1992 levels as a result of the Federal government's failure to review permit applications for such facilities. The Company anticipates that foreign revenues will ultimately offset these domestic revenue losses. Because of the uncertainty in changes in United States regulations, it is impossible to predict changes in demands for the Company's products in the domestic market.

     The Company has been successful and will continue to rely on the international market to replace most, if not all, of the lost U.S. business in the future. The Company expects to at least maintain the current revenue levels in fiscal 1997.

     Second quarter 1997 revenues decreased $63,180 from the comparable period in 1996. Revenues at Andersen increased $267,956 (6%), however, this increase was offset by lower revenues at Montair of $331,136.

     Second quarter 1997 revenues exceeded the preceding fiscal quarter by $867,642 (18%), primarily as a result of higher revenues generated at Andersen of $596,125. Montair's revenues also increased $271,517 from the preceding fiscal quarter.

Cost of Sales.
--------------

     For the first six months of fiscal 1997, cost of sales were $8,036,775 as compared with $8,342,583 for the first six months of fiscal 1996. Second quarter 1997 costs of sales were $4,387,398 as compared with $4,397,197 for the second quarter of 1996 and $3,649,377 for the first quarter of 1997.

     The decrease in cost of sales of $305,808 (4%) was all attributable to the decrease in revenues. Consolidated margins were the same. However, Andersen's margins declined 3% while Montair's margins increased 11%. Second quarter 1997 costs of sales decreased $9,799 from the comparable period of 1996 as a result of a 0.6% improvement in margins.

     Second quarter 1997 costs of sales increased $738,021 (20%) from the preceding fiscal quarter, primarily as a result of higher revenues.

Selling, General and Administrative Costs.
------------------------------------------

     Selling, general and administrative costs for the first six months of fiscal 1997 were $1,724,482 compared with $1,866,701 for the first six months of fiscal 1996. For the second quarter of 1997, selling, general and administrative costs were $841,671, as compared with $962,793 in the comparable quarter of 1996 and $882,811 for the first quarter of 1997. As a percentage of revenues, selling, general and administrative costs were 16.2%, 16.8%, 14.9%, 16.5% and 18.8% of revenues for the first six months of 1997 and 1996; the second quarter of 1997 and 1996; and the first quarter of 1997, respectively. The current period decreases of $142,219 (7.6%) and $121,122 (12.5%) from the comparable six months and second quarter periods of fiscal 1996 are primarily attributable to U.S. operations, and reflect lower expenditures for commissions and professional fees.

     Second quarter of 1997 expenses decreased $41,140 (5%) from the preceding fiscal quarter, primarily attributable to operations at Montair.

Interest and Other (Income) Expenses.
-------------------------------------

     Interest and other income (expenses) for the first six months of fiscal 1997 resulted in a credit of $16,786 compared with expenses of $6,841 for the comparable period in 1996. For the second quarter of 1997, interest and other expenses were $3,837 compared to $21,695 in the second quarter of 1996 and a credit of $20,623 for the first quarter of 1997. The decreases of $23,627 and $17,858 for the current six months and second quarter from the comparable periods of 1996 reflect lower bad debt expense. During the current quarter, costs increased $24,460 from the preceding fiscal quarter as a result of a decrease in interest income.

Taxes on Income.
----------------

     The effective tax rates for all periods are:

     First 6 months of 1997     -        36.0%
     First 6 months of 1996     -        37.1%
     Second quarter of 1997     -        35.7%
     Second quarter of 1996     -        36.9%
     First quarter of 1997      -        36.4%


Net Income.
-----------

     Net income for the first six months of 1997 was $593,583 or $0.39 per share, compared with $543,852 or $0.35 per share for the first six months of 1996. For the second quarter of 1997, net income was $345,092 or $0.23 per share compared with $284,993 or $0.18 per share for the second quarter of 1996 and $248,491 or $0.16 per share for the first quarter of 1997.

     Net income in the current six months and second quarter periods increased $49,741 (9%) and $60,099 (21%) from the comparable periods in 1996 due to lower selling, general and administrative and interest costs. These cost decreases more than offset lower operating margins contributed by lower revenues. The entire earnings increase was attributable to Montair, where margins increased 11%. Net income at Montair increased $177,693, which offset a decrease of $127,962 at Andersen.

     Second quarter 1997 net income increased $96,601 (39%) over the preceding fiscal quarter as a result of higher revenues. The increase was entirely attributable to Montair.

Shares Outstanding.
-------------------

     The average and equivalent shares outstanding for all periods are:

     First 6 months of 1997     -       1,520,733
     First 6 months of 1996     -       1,561,635
     Second quarter of 1997     -       1,510,273
     Second quarter of 1996     -       1,561,635
     First quarter of 1997      -       1,531,194

     The unexercised options and warrants are antidilutive for all periods.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION
                     ====================================


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders of the registrant was held on March 5, 1997. At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14 of the Exchange Act and all management nominees for the directors listed in the proxy statement were elected. There was no solicitation in opposition to management's nominees. In addition, the following proposal was approved:

                  The appointment of BDO Seidman, LLP as independent accountants of the Company for the fiscal year ending September 30, 1997.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibit 27.  Financial Data Schedule

         (b) Loan Documents Modification Agreement dated February 28, 1997 by and among Crown Andersen Inc., Andersen 2000 Inc. and SouthTrust Bank of Georgia, N.A.

         (c) No reports were filed on Form 8K during the quarter ended March 31, 1997.



                                   SIGNATURES
                                   ==========

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CROWN ANDERSEN INC.



Dated:    May 5, 1997                          By: /s/ Jack D. Brady
        -----------------                         -----------------------------
                                                  Jack D. Brady
                                                  Chairman of the Board
                                                  (Duly Authorized Officer)


Dated:   May 5, 1997                           By: /s/ Milton Emmanuelli
        -----------------                         -----------------------------
                                                  Milton Emmanuelli
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer)