Form 10-Q
period 1997-06-30
CROWN ANDERSEN INC
filed 1997-08-08
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED      June 30, 1997     COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                              CROWN ANDERSEN INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                   58-1653577
--------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                    Identification No.)



     306 Dividend Drive, Peachtree City, Georgia                    30269
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   ------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing such requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

================================================================================


             Class                         Outstanding at June 30, 1997
-------------------------------            ----------------------------
Common Stock, $0.10 Par Value                   1,512,198 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----



                                                                     PAGE NO.
                                                                     --------

  Part I.     FINANCIAL INFORMATION:

           Consolidated Balance Sheets--
                June 30, 1997 and September 30, 1996                    3

           Consolidated Statements of Income--
                Three Months and Nine Months Ended June 30, 1997
                and 1996                                                4

           Consolidated Statements of Cash Flows--
                Nine Months Ended June 30, 1997 and 1996                5

           Notes to Consolidated Financial Information                  6

           Management's Discussion and Analysis of
                Financial Condition and Results of Operations           8

  Part II.    OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                    12

           SIGNATURES                                                   12

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,    SEPTEMBER 30,
                                                                              1997           1996
                                                                          ------------  --------------
                                                                          (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                               $ 3,871,256     $ 5,200,796
   Receivables:
       Trade, less allowance of $109,031 and $120,380 for
        possible losses                                                      3,570,905       2,655,281
       Other                                                                    78,744          48,403
       Income taxes                                                            212,023         294,960
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                   6,586,965       6,121,410
   Inventories                                                               2,283,976       1,955,127
   Prepaid expenses                                                             64,670         126,688
   Current maturities of long-term note receivable                             300,000         300,000
   Deferred income taxes                                                       403,935         403,935
                                                                           -----------     -----------
               TOTAL CURRENT ASSETS                                         17,372,474      17,106,600

RESTRICTED CASH                                                              1,036,000       1,148,000

NOTE RECEIVABLE, less current maturities                                       640,000         790,000

EQUIPMENT HELD FOR RESALE                                                      761,554       1,031,554

PROPERTY AND EQUIPMENT, less accumulated depreciation                        1,633,233       1,862,639

DEFERRED INCOME TAXES                                                          280,944         280,944

OTHER ASSETS                                                                   135,411         228,717
                                                                           -----------     -----------
                                                                           $21,859,616     $22,448,454
                                                                           ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                           $      -        $      -
   Accounts payable                                                          5,299,462       5,099,140
   Accruals:
       Income taxes                                                               -               -
       Compensation                                                            390,235         303,201
       Warranty                                                                703,300         939,000
       Miscellaneous                                                           287,012         336,170
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                          7,699          13,419
   Current maturities of long-term debt                                        486,485         738,253
   Deferred income taxes                                                       223,195         249,225
                                                                           -----------     -----------
              TOTAL CURRENT LIABILITIES                                      7,397,388       7,678,408

LONG-TERM DEBT, less current maturities                                        800,000       1,504,533
DEFERRED INCOME TAXES                                                          137,122         137,122
                                                                           -----------     -----------

             TOTAL LIABILITIES                                               8,334,510       9,320,063
                                                                           -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 5,000,000; issued
     1,561,635: outstanding 1,512,198 and 1,544,635                            156,164         156,164
   Additional paid-in capital                                                2,905,801       2,905,801
   Treasury stock: 49,437 and 17,000 shares, at cost                          (319,760)       (117,313)
   Retained earnings                                                        10,681,527       9,881,306
   Foreign currency translation adjustment                                     101,374         302,433
                                                                           -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY                                     13,525,106      13,128,391
                                                                           -----------     -----------
                                                                           $21,859,616     $22,448,454
                                                                           ===========     ===========

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                              FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                  ENDED JUNE 30,                       ENDED JUNE 30,
                                          -----------------------------        --------------------------------
                                                1997         1996                   1997             1996
                                          --------------   ------------        -------------      -------------

REVENUES:
  Contracts                                   $5,963,111   $5,545,603            $15,787,809      $15,662,817
  Sales                                          603,683      528,733              1,413,003        1,459,749
  Other                                                -            -                 38,136           32,047
                                              ----------   ----------            -----------      -----------
                                               6,566,794    6,074,336             17,238,948       17,154,613
                                              ----------   ----------            -----------      -----------

COSTS AND EXPENSES:
  Cost of contracts and sales                  5,375,736    4,969,982             13,412,111       13,312,565
  Selling, general and administrative            919,505      961,936              2,643,987        2,828,637
  Interest and other                             (47,585)     (92,923)               (64,371)         (86,082)
                                              ----------   ----------            -----------      -----------
                                               6,247,256    5,838,995             15,991,727       16,055,120
                                              ----------   ----------            -----------      -----------

  Income from operations before
    taxes on income                              319,538      235,341              1,247,221        1,099,493

TAXES ON INCOME                                  112,900       85,600                447,000          405,900
                                              ----------   ----------            -----------      -----------
    NET INCOME                                $  206,638   $  149,741            $   800,221      $   693,593
                                              ==========   ==========            ===========      ===========


AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING                                  1,512,198    1,561,635              1,517,888        1,561,635
                                              ==========   ==========            ===========      ===========

EARNINGS PER SHARE                            $     0.14   $     0.10            $      0.53      $      0.44
                                              ==========   ==========            ===========      ===========




         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine Months Ended June 30,
                                                                                       ----------------------------
                                                                                         1997                1996
                                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from operations                                                           $   800,221         $   693,593
   Items in income from operations not affecting cash:
       Depreciation and amortization                                                    206,220             209,338
       Provision for valuation of soil processor unit                                   270,000             270,000
       Deferred income taxes                                                             (1,801)             13,687
       Loss on sales of fixed assets                                                        893                   -
   Cash provided by (used for)
       Trade and other receivables                                                   (1,118,022)          3,247,544
       Refundable income taxes                                                           14,570              46,280
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                         (465,555)            943,720
       Inventories                                                                     (347,587)         (1,046,017)
       Prepaid expenses                                                                  58,786             (49,278)
       Accounts payable                                                                 337,242             219,481
       Accrued expenses                                                                 (96,149)           (501,008)
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                                              (5,720)           (151,923)
       Other                                                                            (10,856)            (64,095)
                                                                                    -----------         -----------

   Cash provided by (used for) operating activities                                    (357,758)          3,831,322
                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in restricted cash                                               112,000          (2,916,000)
   Collection of note receivable                                                        150,000              50,000
   Proceeds from sale of fixed assets                                                     1,811               3,298
   Capital expenditures                                                                 (83,305)           (232,916)
                                                                                    -----------         -----------

   Cash provided by (used for) investing activities                                     180,506          (3,095,618)
                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (reduction) in long-term debt                                              (933,747)            127,713
   Retirement of common stock                                                          (202,447)               -
                                                                                    -----------         -----------

   Cash provided by (used for) financing activities                                  (1,136,194)            127,713
                                                                                    -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (16,094)            (36,831)
                                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the year                                           (1,329,540)           (826,586)
   Balance at beginning of year                                                       5,200,796           3,751,637
                                                                                    -----------         -----------

   BALANCE AT END OF PERIOD                                                         $ 3,871,256         $ 4,578,223
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

  3.   Treasury stock and stock options:
       --------------------------------

       During fiscal 1997, the Company purchased 32,437 shares of its stock at a cost of $202,447. These shares are held as treasury stock.

       As of June 30, 1997, options to purchase 48,800 shares at an average price of $7.00 were outstanding under the Company's stock option plan.

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

  5.   Inventories:
       -----------

       Inventories were $2,283,976 and $1,955,127 as of June 30, 1997 and September 30, 1996. Included in inventories at June 30, 1997 and September 30, 1996 is approximately $1,761,000 related to incineration equipment purchased from a former competitor. The purchase price also included other assets. Payments to date include a downpayment of $1,000,000 and installments of $520,000 and $100,000 paid on December 31, 1996 and June 30, 1997, respectively.  The remaining $400,000 is payable on December 31, 1997.

  6.   Restricted cash:
       ---------------

       As of June 30, 1997, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in 1999.

  7.   Equipment held for resale:
       -------------------------

       On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately

  $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through June 30, 1997, the carrying value of this unit has been reduced to $761,554. The adjustments to carrying value have been charged to operations in each respective year.

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

  Liquidity and Capital Resources:
  -------------------------------

       Cash and cash equivalents at June 30, 1997 decreased $1,329,540 from the September 30, 1996 balance of $5,200,796. The decrease was primarily attributable to an increase in accounts receivable of $1,118,022 and the reduction of long-term debt. Montair paid off its entire long-term debt of $230,300 in the current quarter. Cash used for operating activities amounted to $357,758. The increase in accounts receivable stated above, and increases in inventories and in costs and estimated earnings in excess of billings on uncompleted contracts more than offset net income plus depreciation of $1,070,221 and an increase in payables.

       Montair realized a positive cash flow as a result of profitable operations and a decrease in receivables.

       Cash provided by investing activities totaled $180,506 and reflects a decrease in restricted cash of $112,000 and a collection of a note receivable of $150,000, reduced by $83,305 in capital expenditures.

       Cash used for financing activities totaled $1,136,194 and reflects a reduction of long-term debt of $933,747 and the purchase of 32,437 shares of treasury stock amounting to $202,447.

       As disclosed in Note 7 to the Consolidated Financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to approximately $800,000 as of June 30, 1997 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale.

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

            As of June 30, 1997, the Company had no borrowings against its $5.0 million line of credit and the $0.5 million credit facility available to the Montair operation. The amount of $3.3 million is available for borrowing under these credit facilities as $2.2 million in letters of credit are outstanding against the U.S. line of credit. Because of this credit facility, profitable operations, and the retention of cash from prior years, the Company has adequate cash reserves to meet its short-term cash needs.

       Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $319,760 in treasury stock has been purchased as of June 30, 1997.

       As of June 30, 1997, the Company's equity in its Montair operation had declined in value by $201,059 from September 30, 1996 as a result of a decrease in the foreign currency translation adjustment, reflecting a 15% increase in the U.S. dollar against the Dutch guilder.

  Results of Operations:
  ---------------------

  Revenues.
  ---------

       Revenues for the first nine months of fiscal 1997 were $17,238,948 compared with $17,154,613 for the first nine months of fiscal 1996. For the third quarter of fiscal 1997, revenues were $6,566,794 compared with $6,074,336 for the comparable figure in 1996 and $5,769,898 for the second quarter of fiscal 1997. Foreign sales (including export sales by Andersen and sales by the Netherlands subsidiary) were $14.1 million and $14.2 million for the first nine months of fiscal 1997 and 1996, respectively, and accounted for 81.6% and 83.1% of revenues. All changes in revenues are related to the quantity of product sold, not to pricing changes.

       The increase in revenues of $84,335 was attributable to revenue increases at Andersen.

       Third quarter 1997 revenues increased $492,458 (8%) from the comparable period in 1996. Revenues at Andersen increased $563,410 (12%), however this increase was offset by lower revenues at Montair of $70,952.

       Third quarter 1997 revenues exceeded the preceding fiscal quarter by $796,896 (14%), primarily as a result of higher revenues generated at Andersen of $991,249. Montair's revenues decreased $194,353 from the preceding fiscal quarter.

  Cost of Sales.
  --------------

       For the first nine months of fiscal 1997, cost of sales were $13,412,111 as compared with $13,312,565 for the first nine months of fiscal 1996. Third quarter costs of sales were $5,375,736 as compared with $4,969,982 for the third quarter of 1996 and $4,387,398 for the second quarter of 1997.

       The increase in cost of sales of $99,546 was all attributable to the increase in revenues. Consolidated margins were the same. However, Andersen's margins declined 3% while Montair's margins increased 14%. Third quarter 1997 costs of sales increased $405,354 (8%) from the comparable period of 1996 as a result of higher revenues.

       Third quarter 1997 costs of sales increased $987,938 (23%) from the preceding fiscal quarter as a result of higher revenues.

  Selling, General and Administrative Costs.
  ------------------------------------------

       Selling, general and administrative costs for the first nine months of fiscal 1997 were $2,643,987 compared with $2,828,637 for the first nine months of fiscal 1996. For the second quarter of 1997, selling, general and administrative costs were $919,505, as compared with $961,936 in the comparable quarter of 1996 and $841,671 for the second quarter of 1997. As a percentage of revenues, selling, general and administrative costs were 15.3%, 16.5%, 14.0%, 15.8% and 14.9% of revenues for the first nine months of 1996 and 1996; the third quarter of 1997 and 1996; and the second quarter of 1997, respectively. The current period decreases of $184,650 (6.5%) and $42,431 (4.4%) from the comparable nine months and third quarter periods of fiscal 1996 are primarily attributable to U.S. operations, and reflect lower expenditures for commissions and professional fees.

       Third quarter of 1997 expenses increased $77,834 (9%) from the preceding fiscal quarter as a result of higher commissions and professional fees incurred at Andersen.

  Interest and Other (Income) Expenses.
  -------------------------------------

       Interest and other (income) expenses for the first nine months of 1997 resulted in a credit of $64,371 compared to a credit of $86,082 for the comparable period in 1996. For the third quarter of 1997, interest and other expenses were $47,585 (credit) compared to $92,923 (credit) for the third quarter of 1996 and an expense of $3,837 for the second quarter of 1997. The increases of $21,711 and $45,338 for the current nine months and third quarter from the comparable periods of 1996 are due primarily to imputed interest cost on non-interest bearing debt recorded in 1997. During the current quarter costs decreased $51,422 from the preceding fiscal quarter due to higher interest income and lower bad debt expense.

  Taxes on Income.
  ----------------

       The effective tax rates for all periods are:


       First 9 months of 1997   -    35.8%
       First 9 months of 1996   -    36.8%
       Third quarter of 1997    -    35.3%
       Third quarter of 1996    -    36.4%
       Second quarter of 1997   -    35.7%

  Net Income.
  -----------

       Net income for the first nine months of 1997 was $800,221 or $0.53 per share, compared with $693,593 or $0.44 per share for the first nine months of 1996. For the third quarter of 1997, net income was $206,638 or $0.23 per share compared with $149,741 or $0.10 per share for the third quarter of 1996 and $345,092 or $0.23 per share for the second quarter of 1997.

       Net income in the current nine months and third quarter periods increased $106,628 (15%) and $56,897 (38%) from the comparable periods in 1996 due to lower selling, general and administrative costs and higher revenues. The entire earnings increases were attributable to Montair, where margins increased 14%. Net income at Montair increased $283,335, which offset a decrease of $176,707 at Andersen.

       Third quarter 1997 net income decreased $138,454 from the preceding fiscal quarter due to a decrease in margins of 6%. The decrease was primarily attributable to Montair, where record high quarterly earnings were recorded in the second quarter of 1997.

  Shares Outstanding.
  -------------------

       The average and equivalent shares outstanding for all periods are:


       First 9 months of 1997       -        1,517,888
       First 9 months of 1996       -        1,561,635
       Third quarter of 1997        -        1,512,198
       Third quarter of 1996        -        1,561,635
       Second quarter of 1997       -        1,510,273

       The unexercised options and warrants are antidilutive for all periods.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION
                     ====================================


  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------

            (a) No reports were filed on Form 8K during the quarter ended June
                30, 1997.


            (b) Exhibit 27.  Financial Data Schedule



                                  SIGNATURES
                                  ==========

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CROWN ANDERSEN INC.



  Dated:    August 8, 1997            By: /s/ Jack D. Brady
          ------------------              ----------------------------
                                          Jack D. Brady
                                          Chairman of the Board
                                          (Duly Authorized Officer)


  Dated:    August 8, 1997            By: /s/ Milton Emmanuelli
          ------------------              ----------------------------
                                          Milton Emmanuelli
                                          Secretary and Treasurer
                                          (Principal Financial Officer)