Form 10-K405
period 1997-09-30
CROWN ANDERSEN INC
filed 1997-12-29
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

At December 12, 1997 there were 1,512,198 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant as of December 12, 1997 was $10,585,386.

                     Documents incorporated by reference:
                     -----------------------------------

Portions of the Registrant's 1997 Annual Report are incorporated by reference in
Part I and Part II hereof. Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on February 18, 1998 are incorporated by reference in Part III hereof.

                                  Page 1 of 15
                          Index of Exhibits on Page 19

                              CROWN ANDERSEN INC.

                           Annual Report on Form 10-K

                  For the Fiscal Year Ended September 30, 1997



                               TABLE OF CONTENTS
                              -----------------

                                    PART I
                                    ------

Item                                                                       Page
 No.                                                                        No.
-----                                                                      ----
  1    Business                                                              3
  2    Properties                                                            9
  3    Legal Proceedings                                                    10
  4    Submission of Matters to a Vote of Security Holders                  10
  4(A) Executive Officers of the Registrant                                 10

                                    PART II
                                    -------
  5    Market for the Registrant's Common Equity and Related Stockholder
       Matters                                                              11
  6    Selected Financial Data                                              11
  7    Management's Discussion and Analysis of Financial Condition and
       Results of Operation                                                 11
  8    Financial Statements and Supplementary Data                          11
  9    Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                 11

                                   PART III
                                   --------
 10    Directors and Executive Officers of the Registrant                   12
 11    Executive Compensation                                               12
 12    Security Ownership of Certain Beneficial Owners and Management       12
 13    Certain Relationships and Related Transactions                       12

                                    PART IV
                                   --------
  14   Exhibits, Financial Statement Schedules and Reports on Form 8-K      12

       Signatures                                                           15

       Index to Financial Statement Schedules                               19

                                      PART I
                                      ------

ITEM 1. BUSINESS
----------------
                                      General
                                      -------

  Crown Andersen Inc. (the "Company" or the "Registrant"), through its subsidiaries, designs, manufactures, sells and installs a wide range of industrial air pollution control and air handling systems, and a complete line of medical, chemical and industrial waste treatment equipment and systems. The Company is a Delaware corporation formed in October 1985 to acquire and own all of the stock of Andersen 2000 Inc. (hereinafter referred to as "Andersen") and Crown Rotational Molded Products, Inc. (hereinafter referred to as "Crown"). The Company served as a holding company for these two subsidiaries starting in January 1986. At that time, it issued shares of its Common Stock to the shareholders of Andersen and Crown in exchange for their shares of Andersen and Crown Common Stock, respectively. Late in fiscal year 1994, the Company sold the assets of Crown Rotational Molded Products, Inc. and Roanoke Industries, Inc. (collectively "plastics") and is thus no longer involved in plastics molding or high integrity tanks and containers.

  Andersen is engaged in the design, manufacture, sale, and installation of specialized industrial pollution control equipment and systems and of medical, chemical and industrial waste treatment equipment and systems, heat exchanger and boiler systems, and industrial fans and blowers. Additionally, Andersen's wholly-owned subsidiary, Montair Andersen bv in Sevenum, Holland ("Montair Andersen") manufactures and installs industrial equipment similar to the Andersen equipment for the European, African, Middle Eastern and Far Eastern markets.

  The Company increased its revenues and income from continuing operations in the period from 1988 through 1992 by introducing new products and providing specialized, higher margin products and services for specific customer applications. As an example, the Company expanded its operations to include the design, manufacture, sale and installation of complex medical, chemical, municipal and hazardous waste collection, incineration and disposal systems which require sophisticated engineering services and specialized equipment. As a result of such strategies, the Company's revenues increased from $15.5 million in fiscal 1988 to $25.2 million in fiscal 1992, and its income from continuing operations more than doubled from $816,000 in fiscal 1988 to $1.7 million in fiscal 1992. However, in fiscal year 1993 revenues and net income declined to $20.5 million and $0.5 million as a result of decreases in the revenues generated by the air pollution control products and incinerator businesses, and an enormous downturn in business at its Dutch operation. Revenues from these same operations increased to $22.8 million in fiscal 1994 and net income from the same operations decreased to $0.3 million. The Dutch operation returned to profitability, but the air pollution control and incinerator businesses did not recover to 1992 levels in either revenues or net income. The Company made a major policy decision during fiscal 1994 and brought this to the shareholders for approval before implementing it. That decision was to exit the plastics business through a profitable sale of the plastics subsidiaries and to focus on the environmental businesses in the future. The shareholders approved this change and the two plastics operations were sold, resulting in a net gain on the disposal of $1.2 million in fiscal 1994. This resulted in a total net income of $1.50 million for that year. The financial results were then restated, moving the plastics business revenues and net income contributions to "discontinued operations". See "Selected Financial Data," Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company contained in the Company's 1997 Annual Report and incorporated by reference in Items 6, 7, and 8, respectively, of this report. In fiscal 1997, revenues increased 5% to $23.0 million and net income increased to $1.1 million as compared to net income of $0.5 million on revenues of $22.0 million in fiscal 1996. In fiscal 1996, revenues increased 1.6% to $22.0 million and net income decreased to $0.5 million as compared to a net income of $1.4 million in fiscal 1995. Additional information pertaining to the revenues, operating profit or loss, and identifiable assets for each of the

Company's geographic areas for the past three fiscal years is incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report. The 1997 Annual Report is filed as Exhibit 13 to this report.

  As used herein, unless otherwise indicated, the term "Company" refers to Crown Andersen Inc. and its subsidiaries, the term "Andersen" refers to Andersen 2000 Inc. and Montair Andersen bv.

                             Business and Products
                             ---------------------

  Andersen began operations in 1971 as a manufacturer of particle sizing instrumentation used primarily in the air pollution control field. In fiscal 1975, Andersen acquired a limited industrial air pollution control equipment line. During fiscal 1978, Andersen sold the particle sizing instrumentation segment of its business and expanded its industrial pollution control equipment segment. In fiscal 1982, Andersen embarked on a program designed to expand its industrial manufacturing capabilities into related product areas. As a result of that program, Andersen began to manufacture and sell heavy duty industrial fans and condensing heat exchange equipment in fiscal 1983. In fiscal 1984, Andersen began to design, manufacture, and sell chemical and industrial waste incineration systems as well as spray dryers and began to offer contract chemical and mechanical engineering services. At the beginning of fiscal 1985, Andersen acquired 81% of the outstanding stock of Montair van Stratum bv, Sevenum, The Netherlands, and renamed the company Montair Andersen bv. Andersen acquired the remaining 19% of Montair Andersen in fiscal 1991. Montair Andersen manufactures the same pollution control and chemical and industrial waste incineration products as Andersen but also manufactures small animal isolators and glove boxes for radioactive or chemically active materials handling. In fiscal 1990, Andersen began offering turnkey medical waste incineration plants to its customers and expanded that business in 1991 and 1992. In fiscal 1994, Andersen expanded its incineration product line to include a new line of solid waste incinerators. Materials handling products were also added for waste processing. In fiscal 1996, Andersen purchased from a former competitor the technology to manufacture a line of small vertical incinerators, controlled air incinerators and rotary kiln incinerators.

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

  Andersen's manufacturing operations in North America are conducted in Peachtree City, Georgia. This facility, which is owned by Andersen, has 29,000 square feet of inside manufacturing and office space and 30,000 square feet of outdoor assembly area. This facility is equipped for heavy steel fabrication and is located on a three acre tract of property in an industrial park. Andersen purchased an adjacent property in Peachtree City in 1992 with a 5,000 square feet office building on one acre of property. In 1996, Andersen purchased another adjacent property with a 3,600 square feet manufacturing building on 1.5 acres of land.

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

  Andersen uses subcontract manufacturers in some foreign countries when sales are made into those countries. In particular, it is common for Andersen to use Canadian subcontract manufacturers for sales in Canada. Most of Andersen's foreign sales in 1997, however, were manufactured in Andersen's plant in the United States.

  Foreign sales in fiscal 1997, 1996, and 1995 accounted for approximately 86%, 81% and 88%, respectively, of the Company's total revenues from continuing operations. Foreign sales for fiscal 1997, 1996 and 1995 totaled approximately $19.9 million, $17.8 million and $19.0 million, respectively.

                                   Licensing
                                   ---------

  Andersen has licensed the manufacture of its products in Japan and India. During fiscal 1976, Andersen licensed a Japanese firm to manufacture and sell HEAF7 and CHEAF7 gas filtration products in the Far East. Andersen was paid an initial fee of $70,000 and then established a royalty arrangement for future sales. The royalty arrangement included a minimum royalty payment on an annual basis. In late fiscal 1977, Andersen negotiated a transfer of its license to a second Japanese firm. The second Japanese firm was active in sales of the HEAF7 and CHEAF7 equipment and installed more than 300 systems in Japan under license from Andersen. This agreement expired in late 1991, and the Japanese licensee agreed with Andersen to maintain a formal sales cooperation arrangement in Japan and Korea whereby the Japanese licensee is still allowed use of the HEAF7 and CHEAF7 technologies in Japan and Korea in exchange for providing sales leads to Andersen for all other Far Eastern countries.

  In fiscal 1986, Andersen negotiated a license agreement with Paramount Pollution Control Pvt Ltd in Baroda, India. Andersen licensed manufacture of all of its product lines, including those manufactured by Montair Andersen, to the Indian firm. This agreement called for an initial payment of $85,000 to Andersen for initial technical exchange and training, followed by royalties calculated as a percentage of product sales in India in the future. This agreement was modified in 1992 and extended through March 1997. A further extension of this agreement has just been signed for five more years.

                                  Competition
                                  -----------

  In the air pollution control field, Andersen competes with three or four companies of similar size which have similar product lines. In 20 years of direct competition with these firms, Company management has determined that these competitors do not have the engineering capabilities that Andersen does, and most of these companies do not routinely offer auxiliary systems and installation services with their quotations. Andersen considers the ability to furnish auxiliary systems and installation as an advantage over its competition. There are some competitors in the field which are somewhat larger than Andersen and which may have greater financial resources. However, these larger companies tend to concentrate on large air pollution control projects associated with utility plant construction or with large municipal projects. As a result, they are not routine competitors with Andersen since Andersen does not compete in these fields.

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

                              Principal Customers
                              -------------------

  During 1997 one customer accounted for approximately 28% of the Company's consolidated revenue during fiscal 1997. It is the opinion of management that the loss of such customers would not have a material adverse effect on the operations of the Company. Such business is not normally repetitive and, therefore, is not dependent upon any single customer or individual group of customers.

                                    Backlog
                                    -------

The Company's consolidated backlog of firm orders as of the dates set forth below were as follows:

                  September 30, 1997       $ 9,171,500
                  September 30, 1996       $12,299,320
                  September 30, 1995       $10,952,000
                  September 30, 1994       $20,088,000

  Prior to 1991, the entire backlog of firm orders as of the end of any fiscal year was manufactured, shipped and recognized during the following fiscal year. In late fiscal 1991, the pollution control systems segment of the business began receiving orders requiring in excess of two years to complete.

  Andersen and Montair Andersen products are normally built to order and thus are not inventoried. The large reduction in backlog from 1994 to 1995 is the result of completion of a $12 million order by Andersen for the government in 1995 and timing in receipt of some large orders pending at year end 1995. The reduction in backlog from 1996 to 1997 was due to timing in receipt of new orders.

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

                            Patents And Trademarks
                            ----------------------

  Andersen owns domestic and foreign patents on its HEAF7 and CHEAF7 gas filtration systems, its sulfur dioxide removal scrubbing systems, a chemical waste regeneration process for the sulfur dioxide removal system, an incineration process, and improvements to these product lines which have occurred in recent years. Andersen was granted patent protection on its combination spray dryer-scrubber system for air pollution control on incinerators in 1991. The oldest of the patents expired in 1991 and the newest expires in 17 years. Andersen holds trademarks on the HEAF7 and CHEAF7 systems, the SUBDEW7 condensing heat exchanger, and the ANDERSEN7 name. The trademarks generally expire 20 years from the date of registration but may be renewed for one or more additional 20 year periods when they first expire.

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

                              Product Warranties
                              ------------------

  In connection with most contracts for manufacture and sale of Andersen equipment, the Company warrants the equipment manufactured to be free from defects in material and workmanship under normal use and service for a period of eighteen months after shipment, or one year after completion of erection, or one year after initial operation, whichever occurs first. Andersen's obligation is generally limited to the repair or replacement of the defective parts. All equipment not manufactured by Andersen carries only such warranty, if any, as given by the manufacturer. In addition, Andersen sometimes provides performance guarantees for equipment and systems which it furnishes. Each proposed application is carefully evaluated for its potential risk before such guarantees are offered to the customer. Warranty and performance guarantee related expenses are recognized as they are incurred. As of September 30, 1997, Andersen has established an $1,010,000 reserve for future warranty repairs.

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

  Research and development expenses are expensed in the year incurred. There were no company funded research and development expenses during fiscal years 1997, 1996 and 1995.

                            Environmental Controls
                            ----------------------

  To a large extent, the demand for the Company's products is dependent upon the enforcement of federal, state, and international regulations regarding air pollution, water pollution, and general industrial pollution. There has been a significant increase in enforcement actions related to hazardous waste disposal during the past three years outside the United States. This enforcement action has resulted in a greater demand outside the United States for incineration systems offered by Andersen. This increased enforcement activity should benefit both Andersen and Montair in fiscal 1998. On the other hand, any relaxation of environmental laws and regulations by the federal, state, or international governments or any delay in the implementation of such laws or regulations could have an adverse effect on the Company's operations.

  In November of 1993 the Company's now defunct Thermo-Flood subsidiary was named a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") by the United States Environmental Protection Agency ("EPA"). This is discussed under Item 3. Legal Proceedings in this document.

                                   Employees
                                   ---------

  The Company and its subsidiaries employed a total of 96 individuals as of September 30, 1997, including 10 officers, 67 technical and manufacturing people, and 19 others engaged in financial, sales, and secretarial activities. Approximately 65% of these people are employed at the Peachtree City, Georgia facility by either Andersen or by the Company, and 35% are employed at Montair Andersen's Sevenum, The Netherlands plant.

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

  The Company's (through a defunct subsidiary - Strutherss Thermo-Flood Corp.) properties in Winfield, Kansas consisted of six buildings on 13 acres of land, all of which were owned under capital leases by Thermo-Flood. These facilities contained approximately 137,400 square feet of manufacturing space and 20,000 square feet of office area. The Company abandoned the Thermo-Flood property in 1992. See Item 3. Legal Proceedings below.

  Management believes that the facilities discussed above are adequate for the current needs of all of the Company's operations for the foreseeable future.

  For additional information regarding the Company's property and equipment, see
Note 7 to the Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

  A discussion of the Company's pending and threatened litigation and unasserted claims or assessments is set forth under the caption "Commitments and Contingencies" (Note 11 to the Consolidated Financial Statements) in the Company's 1997 Annual Report. Such discussion is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

  Set forth below in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K is information as of December 16, 1997 regarding the executive officers (including executive officers who are also directors) of the Company.

                               Occupation During
Name                      Age  The Past Five Years
------------------------  ---  -----------------------------------------------
Jack D. Brady              54  Chairman of the Board, President and Chief
                               Executive Officer of the Company since 1985;
                               Chairman of the Board of Andersen since 1984;
                               President and Treasurer of Andersen from 1978 to 1995; Executive Vice President of Andersen from
                               1975 until 1978; Director of Andersen since 1975;
                               Director of Montair Andersen since 1984.

Milton Emmanuelli          63  Chief Financial Officer of the Company since
                               September 21, 1992; elected Secretary/Treasurer of the Company on December 16, 1992, and Con-troller/Treasurer on December 13, 1994.

Thomas Van Remmen          40  Director of the Company; President of Andersen
                               since December 2, 1996; General Manager of
                               Cleaver-Brooks incineration and watertube boiler division of Aqua-Chem Inc. from 1986 to 1996.

                               Occupation During
Name                      Age  The Past Five Years
------------------------  ---  -----------------------------------------------
Randall H. Morgan          49  Secretary of the Company since 1994;
                               Secretary/Treasurer from 1985 to 1992; Vice
                               President and Secretary of Andersen since 1979.

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------

  Information relating to the market for, holders of and dividends paid on the Company's common stock is set forth under the caption "Common Stock Information" in the Company's 1997 Annual Report. Such information is incorporated herein by reference. The 1997 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

  Selected consolidated financial data for the Company for each year of the five year period ended September 30, 1997 are set forth under the caption "Selected Financial Data" in the 1997 Annual Report referred to in Item 5 above. Such financial data are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

  A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report referred to in
Item 5 above. Such discussion is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

  The consolidated balance sheets of the Company as of September 30, 1997 and 1996 and the Company's consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997, together with the related notes thereto and the report of independent certified public accountants thereon dated December 12, 1997, are set forth in the 1997 Annual Report referred to in Item 5 above. Such consolidated financial statements, notes and reports are incorporated herein by reference. The Company is not required to furnish the supplementary financial information specified by
Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------

  No independent certified public accountant of the Company has, during the two fiscal years ended September 30, 1997 or subsequent thereto, resigned, indicated any intent to resign or been dismissed as the independent certified public accountants of the Company.

There have been no disagreements between the Company and its independent certified public accountants.


                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

  Information relating to the directors of the Company is set forth under the caption "Election of Directors-Nominees" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on February 18, 1998. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth as Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

  Information relating to ownership of the Company's $0.10 par value common stock as of January 1, 1998 by (i) any person or group known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) each nominee for election as a director of the Company at the Company's 1998 Annual Meeting of Stockholders, and (iii) all directors and officers of the Company as a group is set forth under the captions "Voting - Principal Stockholders" and "Election of Directors - Nominees" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Documents Filed as Part of This Report:

     (1)  Financial Statements.

          The following consolidated financial statements are incorporated in
          Part II, Item 8 of this report from the Company's 1997 Annual Report referred to in Item 5 above:

     Consolidated Balance Sheets as of September 30, 1997 and 1996;

     Consolidated Statements of Income for the three fiscal years ended September 30, 1997;

     Consolidated Statements of Stockholders' Equity for the three fiscal years ended September 30, 1997;

     Consolidated Statements of Cash Flows for the three fiscal years ended September 30, 1997;

     Summary of Accounting Policies;

     Notes to Consolidated Financial Statements;

     Report of Independent Certified Public Accountants.

     (2)  Financial Statement Schedules.

  The following financial statement schedules are set forth on pages 17 and 18 of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto. See the Index to Financial Statement Schedules on page 16 hereof.

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


Exhibit No.   Description
-----------   -----------------------------------------------------------------
13(a)         Certificate of Incorporation of the Company (Exhibit 3(a) to the
              Company's Registration Statement on Form S-4, No. 33-684 (the
              "Form S-4 Registration Statement")

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

10(u) Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen Inc., Andersen 2000 Inc., and SouthTrust
              Bank of Georgia, N.A., filed with Form 10Q for the quarter ended
              March 31, 1997.

10 v          1998 Directors Warrant Plan - Filed herewith

10 w          1998 Incentive Stock Option Plan - Filed herewith

13*           1997 Annual Report - Filed herewith

21            Subsidiaries - Filed herewith

27            Financial Data Schedule - Filed herewith

------------
  *Portions of the Company's 1997 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 1997 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1997.

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

                                       CROWN ANDERSEN INC.
                                       -------------------
                                       (Registrant)

Date:  December 16, 1997               By: /s/ Jack D. Brady
                                           ---------------------
                                           Jack D. Brady
                                           Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Jack D. Brady           Chairman of the Board,           December 16, 1997
------------------------     President,
Jack D. Brady                Principal Executive
                             Officer and Principal
                             Financial Officer

/s/ Jack C. Hendricks       Director                         December 16, 1997
------------------------
Jack C. Hendricks

/s/ Milton Emmanuelli       Controller/Treasurer             December 16, 1997
------------------------     and Principal Accounting
Milton Emmanuelli            Officer

/s/ Richard A. Beauchamp    Director                         December 16, 1997
------------------------
Richard A. Beauchamp

/s/ Robert Dressler         Director                         December 16, 1997
------------------------
Robert Dressler

/s/ Lester K. Legatski      Director                         December 16, 1997
------------------------
Lester K. Legatski

/s/ Thomas Van Remmen       Director                         December 16, 1997
------------------------
Thomas Van Remmen

                              CROWN ANDERSEN INC.
                    INDEX TO FINANCIAL STATEMENT SCHEDULES

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
 of Crown Andersen Inc.
Peachtree City, Georgia


  The audits referred to in our report dated December 12, 1997, relating to the consolidated financial statements of Crown Andersen Inc. and Subsidiaries, which is incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Stockholders for the year ended September 30, 1997, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                       BDO SEIDMAN, LLP



Atlanta, Georgia
December 12, 1997

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
             =====================================================


               COLUMN A                        COLUMN B           COLUMN C          COLUMN D        COLUMN E
               --------                        --------           --------          --------        --------
                                              Balance at         Additions
                                             beginning of     charged to costs                     Balance at
Description                                     period          and expenses       Deductions     end of period
-----------                                  ------------     ----------------     ----------     -------------
September 30, 1997
------------------
  Allowance for doubtful accounts              $120,380            $25,302           $32,206         $113,476
                                               ========            =======           =======         ========
September 30, 1996
------------------
  Allowance for doubtful accounts              $166,192            $16,878           $62,690         $120,380
                                               ========            =======           =======         ========
September 30, 1995
------------------
   Allowance for doubtful accounts             $143,607            $87,130           $64,545         $166,192
                                               ========            =======           =======         ========

                              CROWN ANDERSEN INC.
                               INDEX TO EXHIBITS
                               -----------------


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

10(u)         Loan Documents Modification Agreement dated February 28,
              1997 between Crown Andersen Inc. and Andersen 2000 Inc. and
              SouthTrust Bank of Georgia, N.A. filed with Form 10Q for the quarter ended March 31, 1997.

10 v          1998 Directors Warrant Plan - Filed herewith

10 w          1998 Incentive Stock Option Plan - Filed herewith

13*           1997 Annual Report - Filed herewith                           20

21            Subsidiaries - Filed herewith                                 41

27            Financial Data Schedule - Filed Herewith

------------
  *Portions of the Company's 1997 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 1997 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

  Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Milton Emmanuelli, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.