Form 10-Q
period 1997-12-31
CROWN ANDERSEN INC
filed 1998-02-11
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED    December 31, 1997   COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                              CROWN ANDERSEN INC.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                    58-1653577
----------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)



306 Dividend Drive, Peachtree City, Georgia                    30269
----------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

============================================================================


            Class                         Outstanding at December 31, 1997
  -----------------------------           --------------------------------
  Common Stock, $0.10 Par Value                   1,512,198 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----



                                                                      PAGE NO.
                                                                      --------

Part I.     FINANCIAL INFORMATION:


         Consolidated Balance Sheets--
            December 31, 1997 and September 30, 1997                      3

         Consolidated Statements of Income--
            Three Months Ended December 31, 1997
            and 1996                                                      4

         Consolidated Statements of Cash Flows--
            Three Months Ended December 31, 1997                          5
            and 1996

         Notes to Consolidated Financial Information                      6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8

Part II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                         11

             SIGNATURES                                                  11

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,   September 30,
                                                                         1997            1997
                                                                    -------------  --------------
                                                                     (Unaudited)     (Audited)
                         ASSETS
CURRENT:
   Cash and cash equivalents                                        $ 2,762,262     $ 4,894,371
   Receivables:
       Trade, less allowance of $107,595 and $113,476 for
        possible losses                                               2,701,059       2,683,989
       Other                                                            155,884         139,595
       Income taxes                                                      29,851          43,602
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                            8,162,285       5,836,898
   Inventories                                                        2,592,952       2,566,179
   Prepaid expenses                                                      72,456          66,581
   Current maturities of long-term note receivable                      300,000         300,000
   Deferred income taxes                                                432,114         432,114
                                                                    -----------     -----------
            TOTAL CURRENT ASSETS                                     17,208,863      16,963,329

RESTRICTED CASH                                                       1,036,000       1,036,000
NOTE RECEIVABLE, less current maturities                                490,000         490,000
EQUIPMENT HELD FOR RESALE                                               625,000         670,000
PROPERTY AND EQUIPMENT, less accumulated depreciation                 1,614,991       1,661,962
DEFERRED INCOME TAXES                                                   433,942         433,942
OTHER ASSETS                                                            125,107         130,732
                                                                    -----------     -----------

                                                                    $21,533,903     $21,385,965
                                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                    $         -     $         -
   Accounts payable                                                   4,564,533       4,069,018
   Accruals:
       Income taxes
       Compensation                                                     393,123         350,986
       Warranty                                                         942,100       1,009,700
       Miscellaneous                                                    489,872         394,314
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                  19,214         117,721
   Current maturities of long-term debt                                 100,000         494,736
   Deferred income taxes                                                186,098         189,254
                                                                    -----------     -----------
             TOTAL CURRENT LIABILITIES                                6,694,940       6,625,729

LONG-TERM DEBT, less current maturities                                 750,000         775,000
DEFERRED INCOME TAXES                                                   102,917         102,917
                                                                    -----------     -----------

             TOTAL LIABILITIES                                        7,547,857       7,503,646
                                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 5,000,000; issued
     1,561,635; outstanding 1,512,198                                   156,164         156,164
   Additional paid-in capital                                         2,905,801       2,905,801
   Treasury stock; 49,437, at cost                                     (319,760)       (319,760)
   Retained earnings                                                 11,169,171      11,030,288
   Foreign currency translation adjustment                               74,670         109,816
                                                                    -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY                              13,986,046      13,882,319
                                                                    -----------     -----------

                                                                    $21,533,903     $21,385,965
                                                                    ===========     ===========

         See accompanying Notes to Consolidated Financial Statements.

                   CROWN ANDERSEN INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                     =================================
                                (Unaudited)
                                                          FOR THE THREE MONTHS
                                                           ENDED DECEMBER 31,
                                                        ------------------------
                                                            1997         1996
                                                        -----------   ----------
REVENUES:
  Contracts                                              $4,396,241   $4,435,102
  Sales                                                     358,205      429,519
  Other                                                      16,478       37,635
                                                         ----------   ----------
                                                          4,770,924    4,902,256
                                                         ----------   ----------
COSTS AND EXPENSES:
  Cost of contracts and sales                             3,774,698    3,649,377
  Selling, general and administrative                       843,299      882,811
  Interest and other                                        (50,054)     (20,623)
                                                         ----------   ----------
                                                          4,567,943    4,511,565
                                                         ----------   ----------
  Income from operations before
    taxes on income                                         202,981      390,691

TAXES ON INCOME                                              64,100      142,200
                                                         ----------   ----------
  NET INCOME                                             $  138,881   $  248,491
                                                         ==========   ==========
AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING                                             1,512,198    1,531,194
                                                         ----------   ----------

EARNINGS PER SHARE                                            $0.09        $0.16
                                                         ----------   ----------

            See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                       Months Ended December 31,
                                                                     ----------------------------
                                                                          1997            1996
                                                                     ---------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from operations                                             $   138,881   $   248,491
   Items in income from operations not affecting cash:
       Depreciation and amortization                                       56,616        70,680
       Provision for valuation of soil processor unit                      45,000        90,000
       Deferred income taxes                                                    -        21,756
   Cash provided by (used for)
       Trade and other receivables                                        (47,517)       99,626
       Refundable income taxes                                                  -        (9,763)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                         (2,325,387)   (2,029,587)
       Inventories                                                        (40,089)      (89,118)
       Prepaid expenses                                                    (6,445)       73,354
       Accounts payable                                                   509,938        43,964
       Accrued expenses                                                    89,937      (144,705)
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                               (98,507)       83,779
       Other                                                               (8,680)       15,782
                                                                      -----------   -----------
   Cash used for operating activities                                  (1,686,253)   (1,525,741)
                                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash                                                  -       112,000
   Capital expenditures                                                   (22,692)       (8,866)
                                                                      -----------   -----------
   Cash provided by (used for) investing activities                       (22,692)      103,134
                                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in long-term debt                                           (419,736)     (568,653)
   Retirement of common stock                                                   -      (246,874)
                                                                      -----------   -----------
   Cash used for financing activities                                    (419,736)     (815,527)
                                                                      -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (3,428)       (4,238)
                                                                      -----------   -----------

CASH AND CASH EQUIVALENTS:
   Net decrease during the year                                        (2,132,109)   (2,242,372)
   Balance at beginning of year                                         4,894,371     5,200,796
                                                                      -----------   -----------
   BALANCE AT END OF PERIOD                                           $ 2,762,262   $ 2,958,424
                                                                      ===========   ===========

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  ===========================================

1.   Condensed footnotes:
     -------------------

     As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.'s annual financial statements set forth in its Form 10-K for the year ended September 30, 1997.

2.   Earnings per share:
     ------------------

     Earnings per share is computed based on the weighted average of common shares, comon stock options (using the treasury stock method) in accordance with FAS 128 "Earnings Per Share." The stock options outstanding during 1996 and 1997 were antidilutive and thus did not affect earnings per share.

3.   Stock options:
     -------------

     As of December 31, 1997, options to purchase 44,000 shares at an average price of $6.44 were outstanding under the Company's stock option plan.

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

5.   Inventories:
     -----------

     Inventories were $2,701,059 and $2,566,179 as of December 31, 1997 and September 30, 1997. Included in inventories is approximately $1,761,000 related to incineration equipment purchased from a former competitor.

6.   Restricted cash:
     ---------------

     As of December 31, 1997, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in 1999.

7.   Equipment held for resale:
     -------------------------

     On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through December 31, 1997, the carrying value of this unit has been reduced to $625,000. The adjustments to carrying value have been charged to operations in each respective year.

8.   Commitments and contingencies:
     ------------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1997 (Note 11 to the Consoli-dated Financial Statements), except as noted below:

     The Company filed a Form 8K on January 15, 1998 to report the following event:

     On December 30, 1997, the Circuit Court of Cowley County, Kansas granted summary judgment in favor of Textron Investment Management Company, Farm Bureau Mutual Insurance Company and others against Crown Andersen Inc. on the issue of liability for the payment of principal and interest due on certain industrial revenue bonds. No monetary amount of the judgment was specified in the order. The Registrant intends to move for reconsideration based in part upon certain legal arguments which were not considered or ruled upon by the trial court, after which the Registrant would have the right to appeal any final judgment. In the event of a final judgment, the Registrant would receive title to the underlying Kansas property which will reduce any adverse financial impact upon the Registrant.

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

     The Company believes the final resolution of this matter will not result in a material adverse effect on the Company's financial statements or its operations.



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

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ================================================

Introduction:
------------

     Crown Andersen Inc. (Crown Andersen or the Company) is a publicly-traded holding company for Andersen 2000 Inc. (Andersen) and, through Andersen, owns all of the outstanding stock of Montair Andersen bv (Montair). The Company is engaged exclusively in the pollution control and waste processing businesses.

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents at December 31, 1997 decreased $2,132,109 from the September 30, 1997 balance of $4,894,371. The decrease was primarily attributable to an increase in costs and estimated earnings in excess of billings on uncompleted contracts and a reduction of long-term debt. The increase in costs and estimated earnings in excess of billings is related to unbilled costs on a major international project for which a substantial payment was received in January 1998. Cash used for operating activities amounted to $1,686,253. The increase in costs and estimated earnings stated above more than offset net income plus depreciation of $240,497 and an increase in payables.

     Montair realized a positive operating cash flow as a result of profitable operations.

     Cash used for investing activities totaled $22,692 as a result of capital expenditures incurred at both Andersen and Montair.

     Cash used for financing activities reflect a reduction in long-term debt of $419,736.

     As disclosed in Note 7 to the Consolidated Financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to $625,000 as of December 31, 1997 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale.

     As indicated in Note 8 of the Notes to the Consolidated Financial Statements, the Company is one of several defendants in a legal action brought by various holders of Industrial Revenue Bonds issued by the cities of Winfield and Arkansas City, Kansas concerning the development of industrial property near Winfield, Kansas. The Company believes that it has meritorious defenses to the litigation due to the fact that Crown Andersen was not a party to the bondholder's agreement, such agreement having been entered into by Struthers Thermo-Flood Corporation ("STFC") prior to STFC being acquired by the Company. In response to the lawsuit, STFC filed a liquidation proceeding under Chapter 7 of the Federal Bankruptcy Act. The Trustee in Bankruptcy abandoned the property on September 17, 1992. The Bankruptcy Court entered an order of no distribution
on February 10, 1994.  STFC was dissolved in March 1995.   On December 30, 1997,
the Circuit Court of Cowley County, Kansas granted summary judgment in favor of Textron Investment Management Company, Farm Bureau Mutual Insurance Company and others against Crown Andersen Inc. on the issue of liability for the payment of principal and interest due on certain industrial revenue bonds. No monetary amount of the judgment was specified in the order. The Company intends to move for reconsideration based in part upon certain legal arguments which were not considered or ruled upon by the trial court, after which the Company would have the right to appeal any final judgment. In the event of a final judgment, the Company would receive title to the underlying Kansas property which will reduce any adverse financial impact upon the Company. In the opinion of management of the Company and its legal counsel, two possible outcomes exist. The first and more likely is a ruling from the court or a jury in favor of the Company, resulting in no significant financial effect upon the Company. A second and less likely is a ruling by the court or a jury against the Company, in an amount of the past due lease payments of approximately $1,900,000 plus interest and attorneys fees, less any proceeds from a sale of the property. This net amount is estimated not to exceed $1,000,000. The Company would pay for any judgment using its existing cash reserves or funds available under its credit facility. The Company believes the final resolution of this matter will not result in a material adverse effect on the Company's financial statements or its operations.

     As of December 31, 1997, the Company had no borrowings against its $5.0 million line of credit and the $0.4 million credit facility available to Montair. The amount of $4.2 million remained available for borrowing under these credit facilities as $1.3 million in letters of credit are outstanding against the U.S. line of credit. Because of this credit facility, profitable operations, and the retention of cash from prior years, the Company has adequate cash reserves to meet its short-term cash needs.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $319,760 in treasury stock has been purchased as of December 31, 1997.

     In the year 2000, many computer programs with date sensitive software may recognize year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption in processing business transactions. The Company has been informed that its accounting software is year 2000 compliant. The computer hardware is also year 2000 compliant. The Company's engineering software is also unaffected by year 2000 and the Company is actively changing its FORTRAN computer system over to a more modern system. However, there can be no guarantees that all the Company's systems that will be affected have been identified.

     As of December 31, 1997, the Company's equity in its Montair operation had declined in value by $35,156 from September 30, 1997 as a result of a decrease in the foreign currency translation adjustment, reflecting a 3% increase in the U.S. dollar against the Dutch guilder.

Results of Operations:
---------------------

Revenues.
---------

     Revenues for the first quarter of fiscal 1998 were $4,770,924 compared with $4,902,256 for the comparable period in fiscal 1997 and $5,904,724 for the last quarter of fiscal 1997. Foreign sales (including export sales by Andersen and sales by Montair) were $3.6 million and $4.3 million for the first quarter of fiscal 1998 and 1997, respectively, and accounted for 74.6% and 87.0% of revenues, respectively. All changes in revenues are related to the quantity of product sold, not to pricing changes. Revenues at Andersen declined 2% and accounted for 64% of the total revenue decrease.

     The Company continues to rely on the international market for most of its revenues. Demand for the Company's products in the domestic market has remained low over the last three years because of uncertainty in changes in United States regulations. While there are some uncertainties in the foreign markets because of currency problems in countries where the Company does business, to date, the Company has not experienced a decline in bidding activity. Asian slowdowns have been offset by both domestic activity and activity in South America. The Company believes it can at least maintain the current revenue levels in fiscal 1998, based on current bidding activity.

     First quarter 1998 revenues decreased $1,133,800 (19.2%) from the preceding quarter revenues, primarily as a result of timing on contracts which resulted in a revenue decline of $862,968 at Andersen.

Cost of Sales.
--------------

     For the first quarter of fiscal 1998, cost of sales totaled $3,774,698 compared with $3,649,377 in the comparable period of fiscal 1997 and $4,783,417 in the fourth quarter of 1997.

     Cost of sales increased $125,321 (3.4%) from the first quarter of fiscal 1997 even though revenues decreased $131,332, resulting in a decrease in gross margin of 4.7%. This was largely attributable to operations at Andersen where the mix of products shipped changed to more lower margin, non-proprietary products than in the past.

     First quarter 1998 cost of sales were $1,008,719 (21.1%) lower than in the fourth quarter of 1997, primarily as a result of lower revenues.

Selling, General and Administrative Costs.
------------------------------------------

     Selling, general and administrative costs for the first three months of fiscal 1998 were $843,299 compared with $882,811 for the first fiscal quarter of 1997 and $819,875 in the fourth quarter of fiscal 1997. The decrease of $39,512 (4.4%) from the comparable quarter in 1997 is primarily attributable to the Netherlands operation and reflects decreases in commissions and salaries. As a percentage of revenues, selling, general and administrative expenses were 17.7%, 18.0% and 13.9% for the fiscal quarters of 1998 and 1997 and the fourth quarter of 1997. Expenses for the current 1998 quarter increased $23,424 (2.9%) from the preceding fiscal quarter as a result of higher legal and accounting fees at the U.S. operations and higher employee costs and commissions at Montair.

Interest and Other (Income) Expenses.
-------------------------------------

     Interest and other (income) expenses for the first three months of fiscal 1998 resulted in a credit of $50,054 compared with a credit of $20,623 for the first quarter of 1997 and a credit of $44,872 for the fourth quarter of 1997. The credits in all periods reflect a substantial reduction in net interest costs as a result of offsetting interest income realized on short-term investments. The higher credit in fiscal 1998 reflects lower bad debt expense recorded at the Montair operation.

Taxes on Income.
----------------

     The effective tax rate for the first quarter of fiscal 1998 was 31.6% compared to 36.4% for the first quarter of fiscal 1997 and 0.7% (benefit) for the fourth quarter of fiscal 1997.

Net Income.
-----------

     Net income for the first quarter of fiscal 1998 was $138,881 or $0.09 per share, compared with $248,491 or $0.16 per share for the first quarter of fiscal 1997 and $348,761 or $0.23 per share for the fourth quarter of 1997.

     The decrease in earnings of $109,610 was the result of lower revenues and lower operating margins of 4.7%. The earnings decline was attributable to the U.S. operations and reflects a slight change to lower margin, non-proprietary products during the quarter and to price pressures in Asia due to enormous exchange rate changes. Net income at Montair remained on target with prior period levels.

     Net earnings decreased $209,880 from the preceding fiscal quarter, primarily as a result of lower revenues and lower operating margins.

Shares Outstanding.
-------------------

     The average shares and equivalent shares outstanding were 1,512,198, 1,531,194 and 1,512,198 for the first fiscal quarter of 1998, the first fiscal quarter of 1997 and the fourth fiscal quarter of 1997.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION
                     ====================================


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit 27.  Financial Data Schedules

          (b) No reports were filed on Form 8K during the quarter ended December 31, 1997.



                                  SIGNATURES
                                  ==========

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CROWN ANDERSEN INC.



Dated:   February 9, 1998           By: /s/ Jack D. Brady
        ------------------              -----------------------------
                                        Jack D. Brady
                                        Chairman of the Board
                                        (Duly Authorized Officer)


Dated:   February 9, 1998           By: /s/ Milton Emmanuelli
        -----------------               -----------------------------
                                        Milton Emmanuelli
                                        Secretary and Treasurer
                                        (Principal Financial Officer)