Form 10-Q
period 1998-03-31
CROWN ANDERSEN INC
filed 1998-05-12
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED      March 31, 1998    COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                               CROWN ANDERSEN INC
---------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)



              Delaware                                   58-1653577
---------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                    Identification No.)



     306 Dividend Drive, Peachtree City, Georgia                    30269
----------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days.  Yes  X   No ___
                                        ---

============================================================================


             Class                         Outstanding at March 31, 1998
    -----------------------------           ----------------------------
   Common Stock, $0.10 Par Value                  1,515,571 shares

                               CROWN ANDERSEN INC
                               ------------------

                                     INDEX
                                     -----



                                                            PAGE NO.
                                                            --------

Part I.   FINANCIAL INFORMATION:


          Consolidated Balance Sheets--
               March 31, 1998 and September 30, 1997                3

          Consolidated Statements of Income--
               Three Months and Six Months Ended March 31, 1998
               and 1997                                             4

          Consolidated Statements of Cash Flows--
               Six Months Ended March 31, 1998 and 1997             5

          Notes to Consolidated Financial Information               6

          Management's Discussion and Analysis of
               Financial Condition and Results of Operations        8

Part II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a vote of Security
                   Holders                                          12

          Item 6.  Exhibits and Reports on Form 8-K                 12

          SIGNATURES                                                12

                      CROWN ANDERSEN INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,    September 30,
                                                                                                1998           1997
                                                                                            ------------  --------------
                                                                                            (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                                                $ 2,315,073     $ 4,894,371
   Receivables:
       Trade, less allowance of $86,356 and $113,476 for
        possible losses                                                                       4,409,756       2,683,989
       Other                                                                                    125,314         139,595
       Income taxes                                                                             248,258          43,602
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                                    4,460,998       5,836,898
   Inventories                                                                                2,496,599       2,566,179
   Prepaid expenses                                                                             117,428          66,581
   Current maturities of long-term note receivable                                              150,000         300,000
   Deferred income taxes                                                                        432,114         432,114
                                                                                            -----------     -----------
            TOTAL CURRENT ASSETS                                                             14,755,540      16,963,329

RESTRICTED CASH                                                                               1,036,000       1,036,000
NOTE RECEIVABLE, less current maturities                                                        490,000         490,000
EQUIPMENT HELD FOR RESALE                                                                       580,000         670,000
PROPERTY AND EQUIPMENT, less accumulated depreciation                                         1,570,006       1,661,962
DEFERRED INCOME TAXES                                                                           433,942         433,942
OTHER ASSETS                                                                                    122,301         130,732
                                                                                            -----------     -----------

                                                                                            $18,987,789     $21,385,965
                                                                                            ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                                            $         -     $         -
   Accounts payable                                                                           2,798,614       4,069,018
   Accruals:
       Compensation                                                                             290,905         350,986
       Warranty                                                                                 500,000       1,009,700
       Miscellaneous                                                                            311,402         394,314
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                                               -         117,721
   Current maturities of long-term debt                                                         825,000         494,736
   Deferred income taxes                                                                        181,791         189,254
                                                                                            -----------     -----------
             TOTAL CURRENT LIABILITIES                                                        4,907,712       6,625,729
LONG-TERM DEBT, less current maturities                                                               -         775,000
DEFERRED INCOME TAXES                                                                           102,917         102,917
                                                                                            -----------     -----------
             TOTAL LIABILITIES                                                                5,010,629       7,503,646
                                                                                            -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 5,000,000; issued
     1,561,635; outstanding 1,515,571 and 1,512,198                                             156,164         156,164
   Additional paid-in capital                                                                 2,905,801       2,905,801
   Treasury stock; 46,064, at cost                                                             (295,733)       (319,760)
   Retained earnings                                                                         11,178,054      11,030,288
   Foreign currency translation adjustment                                                       32,874         109,826
                                                                                            -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY                                                      13,977,160      13,882,319
                                                                                            -----------     -----------
                                                                                            $18,987,789     $21,385,965
                                                                                            ===========     ===========





          See accompanying Notes to Consolidated Financial Statements.

                                    CROWN ANDERSEN INC AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME

                                                (UNAUDITED)


                                                         FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                            ENDED MARCH 31,           ENDED MARCH 31,
                                                        -----------------------  --------------------------
                                                         1998            1997       1998           1997
                                                        ----------    ---------  ---------        ---------
REVENUES:
  Contracts                                             $3,913,819   $5,389,596   $8,310,060   $ 9,824,698
  Sales                                                    570,654      380,302      928,502       809,610
  Other                                                          -            -       16,835        37,846
                                                        ----------   ----------   ----------   -----------
                                                         4,484,473    5,769,898    9,255,397    10,672,154
                                                        ----------   ----------   ----------   -----------
COSTS AND EXPENSES:
  Cost of contracts and sales                            3,778,120    4,387,398    7,552,818     8,036,775
  Selling, general and administrative                      751,636      841,671    1,594,935     1,724,482
  Interest and other                                       (57,466)       3,837     (107,520)      (16,786)
                                                        ----------   ----------   ----------   -----------
                                                         4,472,290    5,232,906    9,040,233     9,744,471
                                                        ----------   ----------   ----------   -----------
  Income from operations before
    taxes on income                                         12,183      536,992      215,164       927,683

TAXES ON INCOME                                              3,300      191,900       67,400       334,100
                                                        ----------   ----------   ----------   -----------
    NET INCOME                                          $    8,883   $  345,092   $  147,764   $   593,583
                                                        ==========   ==========   ==========   ===========

AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING                                            1,515,571    1,510,273    1,513,885     1,520,733
                                                        ==========   ==========   ==========   ===========
EARNINGS PER SHARE                                           $0.01        $0.23        $0.10         $0.39
                                                        ==========   ==========   ==========   ===========



          See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                         Three Months Ended March 31,
                                                                                        ------------------------------
                                                                                             1998            1997
                                                                                        --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $   147,764     $   593,583
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                                          123,611         138,928
       Provision for valuation of soil processor unit                                          90,000         180,000
       Deferred income taxes                                                                     (500)         (1,801)
       Loss on sales of fixed assets                                                                -           1,193
   Cash provided by (used for)
       Trade and other receivables                                                         (1,747,917)     (5,468,187)
       Refundable income taxes                                                               (204,656)         14,959
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                              1,375,211       1,377,389
       Inventories                                                                             45,562        (475,739)
       Prepaid expenses                                                                       (52,819)         41,845
       Accounts payable                                                                    (1,238,674)       (176,624)
       Accrued expenses                                                                      (641,641)       (275,408)
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                                                  (117,721)        (13,419)
       Other                                                                                  (33,818)        (23,441)
                                                                                          -----------     -----------
   Cash used for operating activities                                                      (2,255,598)     (4,086,722)
                                                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash                                                                      -         112,000
   Collection of note receivable                                                              150,000         150,000
   Proceeds from sale of fixed assets                                                               -           1,244
   Capital expenditures                                                                       (51,171)        (40,227)
                                                                                          -----------     -----------
   Cash provided by investing activities                                                       98,829         223,017
                                                                                          -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                                                        -         935,000
   Reduction in long-term debt                                                               (444,736)       (585,337)
   Issuance (purchase) of treasury stock                                                       24,027        (202,447)
                                                                                          -----------     -----------
   Cash provided by (used for) financing activities                                          (420,709)        147,216
                                                                                          -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        (1,820)          2,113
                                                                                          -----------      ----------
CASH AND CASH EQUIVALENTS:
   Net decrease during the year                                                            (2,579,298)     (3,714,376)
   Balance at beginning of year                                                             4,894,371       5,200,796
                                                                                          -----------     -----------
   BALANCE AT END OF PERIOD                                                               $ 2,315,073      $1,486,420
                                                                                          ===========     ===========



         See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC AND SUBSIDIARIES

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

2.   Earnings per share:
     ------------------

     Earnings per share is computed based on the weighted average of common shares, common stock options (using the treasury stock method) in accordance with FAS 128 "Earnings Per Share." The stock options outstanding during 1997 and 1998 were antidilutive and thus did not affect earnings per share.

3.   Stock options:
     -------------

     As of March 31, 1998, options to purchase 44,000 shares at an average price of $6.44 were outstanding under the Company's stock option plan.

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

5.   Inventories:
     -----------

     Inventories were $2,496,599 and $2,566,179 as of March 31, 1998 and September 30, 1997. Included in inventories is approximately $1,761,000 related to incineration equipment purchased from a former competitor.

6.   Restricted cash:
     ---------------

     As of March 31, 1998, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in 1999.

7.   Equipment held for resale:
     -------------------------

     On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through March 31, 1998, the carrying value of this unit has been reduced to $580,000. The adjustments to carrying value have been charged to operations in each respective year.

8.   Commitments and contingencies:
     ------------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1997 (Note 11 to the Consoli-dated Financial Statements), except as described in Note 9 ("Subsequent Event") below.

9.   Subsequent event:
     -----------------

     On April 20, 1998, a settlement agreement was finalized between Crown Andersen Inc and the plaintiffs (Textron Investment Management Company and The Farm Bureau Mutual Insurance Company) in a lawsuit over principal and interest payments and legal fees for certain Winfield, Kansas property formerly occupied by Struthers Thermo-Flood Corp., a former Crown Andersen subsidiary.

     Under terms of the settlement, the Registrant agreed to pay the plaintiffs $2,300,000 in cash ($1,630,000 immediately and $670,000 twelve months later). In exchange for the payment, all litigation will stop and the Registrant will receive the property (buildings, equipment, and all contents), certain escrow accounts valued at $180,000 and the assignment of lease payments of approximately $120,000 per year. The Company intends to sell the property and will recognize a one-time net loss in the range of $300,000 - $600,000 in the fiscal quarter ending June 30, 1998.


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

                      CROWN ANDERSEN INC AND SUBSIDIARIES

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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents at March 31, 1998 decreased $2,579,298 from the September 30, 1997 balance of $4,894,371. The decrease was primarily attributable to an increase in receivables and a decrease in payables. The decrease in payables reflects the reclassification of $400,000 in warranty accrual to cost and estimated earnings in excess of billings on uncompleted contracts. This reclassification was necessary to remove $400,000 carried in the warranty accrual for a completed project that is in litigation, with an offsetting amount in the cost and estimated earnings in excess of billings asset account with no impact in the resulting cash flow from operating activities.
The increase in receivables is related to projects completed and billed in March 1998 and collected in April 1998. Cash used for operating activities amounted to $2,255,598. The increase in receivables and the decrease in payables amounting to $3,598,232 more than offset a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $1,375,211 and net income plus depreciation of $361,375.

     Montair realized a positive operating cash flow as a result of a decrease in inventories and an increase in payables which offset a net loss of $43,736 for the six month period.

     Cash provided by investing activities amounted to $98,829 and included $150,000 collected from a note receivable, offset by $51,171 in capital expenditures.

     Cash used for financing activities reflects a reduction in long-term debt of $444,736, and the issuance of treasury stock of $24,027.

     As disclosed in Note 7 to the Consolidated Financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to $580,000 as of March 31, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale.

     As indicated in Note 9 (Subsequent Event), on April 20, 1998, a settlement agreement was finalized between Crown Andersen Inc and the plaintiffs (Textron Investment Management Company and The Farm Bureau Mutual Insurance Company) in a lawsuit over principal and interest payments and legal fees for certain Winfield, Kansas property formerly occupied by Struthers Thermo-Flood Corp., a former Crown Andersen subsidiary.

     Under terms of the settlement, the Registrant agreed to pay $2,300,000 in cash ($1,630,000 immediately and $670,000 in twelve months). In exchange for the payment, all litigation will stop and the Registrant will receive the property (buildings, equipment, and all contents), certain escrow accounts valued at $180,000 and the assignment of lease payments of approximately $120,000 per year. The Company intends to sell the property and will recognize a one-time net loss in the range of $300,000 - $600,000 in the fiscal quarter ending June 30, 1998. The Company will use its existing cash reserves and funds available under its credit facility to effect this settlement.

     As of March 31, 1998, the Company had no borrowings against its $5.0 million line of credit and the $0.4 million credit facility available to Montair. The amount of $4.2 million remained available for borrowing under these credit facilities as $1.3 million in letters of credit are outstanding against the U.S. line of credit. The Company expects to utilize its existing credit facility and current cash reserves to effect the settlement of litigation mentioned above and to fund anticipated cash needs resulting from a temporary slowdown in its business. Current cash reserves and the credit facility will provide the Company with adequate liquidity for the short term.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $295,733 of net treasury stock purchases is reflected in the Company's balance sheet as of March 31, 1998.

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

     As of March 31, 1998, the Company's equity in its Montair operation had declined in value by $76,942 from September 30, 1997 as a result of a decrease in the foreign currency translation adjustment, reflecting a 5% increase in the U.S. dollar against the Dutch guilder.

Results of Operations:
---------------------

Revenues.
---------

     Revenues for the first six months of fiscal 1998 were $9,255,397 compared with $10,672,154 for the first six months of fiscal 1997. For the second quarter of fiscal 1998, revenues were $4,484,473 compared with $5,759,898 for the comparable figure in 1997 and $4,770,924 for the first three months of fiscal 1998. Foreign sales (including export sales by Andersen and sales by the Netherlands subsidiary) were $7.3 million and $9.4 million for the first six months of 1998 and 1997, respectively, and accounted for 79.0% and 88.3% of revenues. All changes in revenues are related to the quantity of product sold, not to pricing changes.

     The decrease in mid year revenues of $1,416,757 (13%) from fiscal 1997 was attributable to revenue decreases of $755,658 and $661,099 at Andersen and Montair, respectively. This is the result of the economic downturn in Asia.

     The Company continues to rely on the international market for most of its revenues. Demand for the Company's products in the domestic market has remained low over the last four years because of uncertainty in changes in United States regulations. There has been a substantial slowdown in the Asian markets which the Company has served in the last five years, and the slowdown has not been offset by any other markets. The Company expects to receive orders with a value in excess of $6.0 million in the third or fourth quarter of fiscal 1998. Depending on timing, these orders may have a favorable impact in fiscal 1998
results.   However, the Company expects even more uncertainties in the foreign markets because of currency problems in countries where the Company has been doing business. To date, the Company has not experienced a decline in bidding activity. Despite the high bidding activity, however, the Company has experienced a very abrupt slowdown in the receipt of new orders, which will adversely impact revenue levels and net income for fiscal 1998.

     Second quarter 1998 revenues decreased by $1,285,425 (22%) from the comparable period in 1997. Revenues at Andersen decreased $672,493 while revenues at Montair decreased $612,932.

     Second quarter 1998 revenues declined $286,451 (6%) from the preceding fiscal quarter. This decrease was entirely attributable to Montair, where two orders were delayed by the purchasers during the quarter. Both orders have been released, immediately after the close of the quarter.

Cost of Sales.
--------------

     For the first six months of fiscal 1998, cost of sales totaled $7,552,818, as compared with $8,036,775 for the first six months of fiscal 1997. Second quarter 1998 cost of sales were $3,778,120 as compared with $4,387,398 for the second quarter of 1997 and $3,774,698 for the first quarter of 1998.

     The decrease in six month cost of sales of $483,957 (6%) from 1997, was due to lower revenues, offset partially by a decrease in margins due to fixed costs, which did not decline with the revenues. Second quarter 1998 cost of sales decreased $609,278 from 1997, primarily as a result of lower revenues.

     Second quarter 1998 cost of sales increased $3,422 from the preceding fiscal quarter, primarily as a result of a 5% decline in margins which is the result of fixed costs which do not vary with revenues.

Selling, General and Administrative Costs.
------------------------------------------

     Selling, general and administrative costs for the first six months of fiscal 1998 were $1,594,935 compared with $1,724,482 for the first six months of fiscal 1997. For the second quarter of 1998, selling, general and administrative costs were $751,636, as compared with $841,671 in the comparable period of 1997 and $843,299 for the first quarter of 1998. As a percentage of revenues, selling, general and administrative costs were 17.3%, 16.2%, 16.7%, 14.6% and 17.7% of revenues for the first six months of 1998 and 1997; the second quarter of 1998 and 1997, and the first quarter of 1998, respectively. The current period decreases of $129,547 (7%) and $90,035 (11%) from the comparable six months and second quarter periods of fiscal 1997 are primarily attributable to a reduction in the valuation provision on equipment held for resale.

     Second quarter 1998 expenses decreased by $91,663 (11%) from the preceding quarter, primarily attributable to operations at Andersen.

Interest and Other (Income) Expenses.
-------------------------------------

     Interest and other income (expenses) for the first six months of fiscal 1998 resulted in a credit of $107,520 compared with a credit of $16,786 for the comparable period in 1997. For the second quarter of 1998, interest and other expenses were $57,466 (credit), compared to expenses of $3,837 in the second quarter of 1997, and a credit of $50,054 for the first quarter of 1998. The decreases of $90,734 and $61,303 for the current six months and second quarter from the comparable periods of 1997 reflect lower net interest cost and lower bad debt expense. During the current quarter, costs decreased $7,412 from the preceding quarter as a result of lower bad debt expense.

     Interest cost is expected to increase during the second half of fiscal 1998 and fiscal 1999 as a result of anticipated borrowings against the bank line of credit.

Taxes on Income.
----------------

     The effective tax rates for all periods are:

     First 6 months of 1998       31.3%
     First 6 months of 1997       36.0%
     Second quarter of 1998       27.1%
     Second quarter of 1997       35.7%
     First quarter of 1998        31.6%

Net Income.
-----------

     Net income for the first six months of 1998 was $147,764 or $0.10 per share, compared with $593,583 or $0.39 per share for the first six months of 1997. For the second quarter of 1998, net income was $8,883 or $0.01 per share compared with $345,092 or $0.23 per share for the second quarter of 1997 and $138,881 or $0.09 per share for the first quarter of 1998.

     Net income in the current six months and second quarter periods decreased $445,819 (75%) and $336,209 (97%) from the comparable periods of 1997 as a result of an abrupt slowdown in business with lower revenues and lower operating margins. Lower selling, general and administrative expenses and lower interest costs partly offset the adverse impact of lower revenues. Montair suffered a net loss of $43,736 for the first six months of 1998, after realizing a net income of $35,558 in the first quarter.

     Net income decreased $129,998 from the preceding fiscal quarter, primarily as a result of lower revenues and lower operating margins.

     Based on an abnormally low backlog of orders to be filled and a very slow incoming order rate, the Company expects a substantial loss in the third fiscal quarter, even before the legal settlement costs on the property settlement. (See
Note 9, "Subsequent Event" on Page 7, and Part II, Item 6(c)). The overall impact on year-end income cannot be determined at this time until incoming orders in the third and fourth quarters are received.

     The Company has instituted some substantial cost cutting measures to minimize the adverse effect of the lower incoming order rate and the resultant reduced net income.

Shares Outstanding.
-------------------

     The average shares and equivalent shares outstanding for all periods are

          First 6 months of 1998  --   1,513,885
          First 6 months of 1997  --   1,520,733
          Second quarter of 1998  --   1,515,571
          Second quarter of 1997  --   1,510,273
          First quarter of 1998   --   1,512,198

     The unexercised options and warrants are antidilutive for all periods.

                      CROWN ANDERSEN INC AND SUBSIDIARIES

                                    PART II

                                OTHER INFORMATION
                      ====================================


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The Annual Meeting of Stockholders of the registrant was held on February 18, 1998. At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14 of the Exchange Act and all management nominees for the directors listed in the proxy statement were elected. There was no solicitation in opposition to management's nominees. In addition, the following proposals were approved:

          The appointment of BDO Seidman, LLP, as independent accountants of the Company for the fiscal year ending September 30, 1998.

          The adoption of the Company's 1998 Directors Stock Warrant Plan.

          The adoption of the Company's 1998 Incentive Stock Option Plan.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit 27.  Financial Data Schedule

          (b) Loan Documents Modification Agreements dated February 28, 1998 and March 29, 1998 by and among Crown Andersen Inc, Andersen 2000 Inc and SouthTrust Bank of Georgia, N.A.

          (c) The Company filed a report on Form 8K during the quarter ended March 31, 1998 (on January 15, 1998).



                                   SIGNATURES
                                   ==========

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROWN ANDERSEN INC



Dated:   May 8, 1998                By: /s/ Jack D. Brady
        -------------                   -----------------------------
                                            Jack D. Brady
                                            Chairman of the Board
                                            (Duly Authorized Officer)


Dated:   May 8, 1998                By: /s/ Milton Emmanuelli
        ------------                    -----------------------------
                                            Milton Emmanuelli
                                            Secretary and Treasurer
                                            (Principal Financial Officer)