Form 10-Q
period 1998-06-30
CROWN ANDERSEN INC
filed 1998-08-11
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED      June 30, 1998     COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                              CROWN ANDERSEN INC.
----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


             Delaware                                   58-1653577
----------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                    Identification No.)


    306 Dividend Drive, Peachtree City, Georgia                    30269
----------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (770) 486-2000
                                                   -------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(do) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing such requirements for the past 90 days.  Yes  X   No
                                                    ---    ---

==============================================================================
              Class                         Outstanding at June 30, 1998
    -----------------------------           ------------------------------
    Common Stock, $0.10 Par Value                 1,515,571 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----


                                                                        PAGE NO.
                                                                        --------

Part I.    FINANCIAL INFORMATION:

           Consolidated Balance Sheets--
                  June 30, 1998 and September 30, 1997                  3

           Consolidated Statements of Operations--
                  Three Months and Nine Months Ended June 30, 1998
                  and 1997                                              4

           Consolidated Statements of Cash Flows--
                  Nine Months Ended June 30, 1998 and 1997              5

           Notes to Consolidated Financial Information                  6

           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                    11

               SIGNATURES                                               11


                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,      SEPTEMBER 30,
                                                                         1998            1997
                                                                     -----------      -----------
                                                                     (Unaudited)       (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                         $   481,049      $ 4,894,371
   Receivables:
       Trade, less allowance of $99,952 and $113,476 for
        possible losses                                                3,275,983        2,683,989
       Other                                                             137,027          139,595
       Income taxes                                                      778,269           43,602
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                             4,827,699        5,836,898
   Inventories                                                         2,390,132        2,566,179
   Prepaid expenses                                                       52,381           66,581
   Current maturities of long-term note receivable                       150,000          300,000
   Deferred income taxes                                                 432,114          432,114
                                                                     -----------      -----------
            TOTAL CURRENT ASSETS                                      12,524,654       16,963,329

RESTRICTED CASH                                                        1,036,000        1,036,000
NOTE RECEIVABLE, less current maturities                                 490,000          490,000
EQUIPMENT HELD FOR RESALE                                                535,000          670,000
PROPERTY AND EQUIPMENT, less accumulated depreciation                  1,545,478        1,661,962
DEFERRED INCOME TAXES                                                    433,942          433,942
OTHER ASSETS                                                           1,616,676          130,732
                                                                     -----------      -----------

                                                                     $18,181,750      $21,385,965
                                                                     ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                     $   970,442          $     -
   Accounts payable                                                    1,923,314        4,069,018
   Accruals:
       Compensation                                                      191,967          350,986
       Warranty                                                          512,916        1,009,700
       Miscellaneous                                                     478,118          394,314
       Billings on uncompleted contracts in excess of cost and
        estimated earnings                                                 5,044          117,721
       Current maturities of long-term debt                              800,000          494,736
       Deferred income taxes                                             184,753          189,254
                                                                     -----------      -----------
             TOTAL CURRENT LIABILITIES                                 5,066,554        6,625,729

LONG-TERM DEBT, less current maturities                                        -          775,000
DEFERRED INCOME TAXES                                                    102,917          102,917
                                                                     -----------      -----------
             TOTAL LIABILITIES                                         5,169,471        7,503,646
                                                                     -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 5,000,000; issued
     1,561,635: outstanding 1,515,571 and 1,512,198                      156,164          156,164
   Additional paid-in capital                                          2,905,801        2,905,801
   Treasury stock: 46,064, at cost                                      (295,733)        (319,760)
   Retained earnings                                                  10,182,360       11,030,288
   Foreign currency translation adjustment                                63,687          109,826
                                                                     -----------      -----------
             TOTAL STOCKHOLDERS' EQUITY                               13,012,279       13,882,319
                                                                     -----------      -----------

                                                                     $18,181,750      $21,385,965
                                                                     ===========      ===========


         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                    ENDED JUNE 30,                     ENDED JUNE 30,
                                            ----------------------------      -----------------------------
                                               1998              1997            1998              1997
                                            -----------       ----------       -----------      -----------
REVENUES:
  Contracts                                 $ 1,798,802        $5,963,111      $10,108,862      $15,787,809
  Sales                                         513,800           603,683        1,442,302        1,413,003
  Other                                               -                 -           16,835           38,136
                                            -----------        ----------      -----------      -----------
                                              2,312,602         6,566,794       11,567,999       17,238,948
                                            -----------        ----------      -----------      -----------

COSTS AND EXPENSES:
  Cost of contracts and sales                 2,328,297         5,375,336        9,881,115       13,412,111
  Selling, general and administrative           603,205           919,505        2,198,140        2,643,987
  Interest and other                            (12,706)          (47,585)        (120,126)         (64,371)
  Cost of litigation settlement                 900,000                 -          900,000                -
                                            -----------        ----------      -----------      -----------
                                              3,818,796         6,247,256       12,859,129       15,991,727
                                            -----------        ----------      -----------      -----------

  Income (loss) from operations before
    taxes on income                          (1,506,194)          319,538       (1,291,130)       1,247,221

TAXES (TAX BENEFIT) ON INCOME                  (510,500)          112,900         (443,200)         447,000
                                            -----------        ----------      -----------      -----------
    NET INCOME (LOSS)                       $  (995,694)       $  206,638      $  (847,930)     $   800,221
                                            ===========        ==========      ===========      ===========



AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING                                 1,515,571         1,512,198        1,514,447        1,517,888
                                            ===========        ==========      ===========      ===========

EARNINGS (LOSS) PER SHARE                   $    (0. 66)       $     0.14      $     (0.56)     $      0.53
                                            ===========        ==========      ===========      ===========

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Nine Months Ended June 30,
                                                                --------------------------------
                                                                   1998                 1997
                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $  (847,930)          $  800,221
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                165,774              206,220
       Provision for valuation of soil processor unit               135,000              270,000
       Deferred income taxes                                           (500)              (1,801)
       Loss on sales of fixed assets                                      -                  893
   Cash provided by (used for)
       Trade and other receivables                                 (611,648)          (1,118,022)
       Refundable income taxes                                      (38,270)              14,570
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                    1,009,199             (465,555)
       Inventories                                                  162,258             (347,587)
       Prepaid expenses                                              13,417               58,786
       Accounts payable                                          (2,128,108)             337,242
       Accrued expenses                                          (1,261,492)             (96,149)
       Billings on uncompleted contracts in excess of costs
        and estimated earnings                                     (112,677)              (5,720)
       Other                                                        (16,018)             (10,856)
                                                                -----------          -----------

   Cash used by operating activities                             (3,530,995)            (357,758)
                                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash                                            -              112,000
   Collection of note receivable                                    150,000              150,000
   Proceeds from sale of fixed assets                                     -                1,811
   Capital expenditures                                             (56,352)             (83,305)
   Assets received in litigation settlement                      (1,500,000)                   -
                                                                -----------          -----------
   Cash provided by (used for) investing activities              (1,406,352)             180,506
                                                                -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable                                        970,442                    -
   Retirement in long-term debt                                    (469,733)            (933,747)
   Issuance (purchase) of treasury stock                             24,027             (202,447)
                                                                -----------          -----------

   Cash provided by (used for) financing activities                 524,736           (1,136,194)
                                                                -----------          -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (711)             (16,094)
                                                                -----------          -----------

CASH AND CASH EQUIVALENTS:

   Net decrease during the year                                  (4,413,322)          (1,329,540)
   Balance at beginning of year                                   4,894,371            5,200,796
                                                                -----------          -----------
   BALANCE AT END OF PERIOD                                     $   481,049          $ 3,871,256
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

2.  Earnings (loss) per share:
    -------------------------

     Earnings (loss) per share is computed based on the weighted average of common shares, common stock options (using the treasury stock method) in accordance with FAS 128 "Earnings Per Share." The stock options outstanding during 1997 and 1998 were antidilutive and thus did not affect earnings (loss) per share.

3.  Stock options:
    -------------

     As of June 30, 1998, options to purchase 144,000 shares at an average price of $4.92 were outstanding under the Company's stock option plan. Options to purchase 100,000 shares at a price of $4.25 were granted in June 1998.

     The Company also has outstanding warrants to purchase 45,000 shares of common stock under the Directors Stock Warrant Plan at an average price of $6.32 per share. Warrants to purchase 30,000 shares at a price of $4.25 were granted in June 1998.

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

5.  Inventories:
    -----------

     Inventories were $2,390,132 and $2,566,179 as of June 30, 1998 and September 30, 1997. Included in inventories is approximately $1,761,000 related to incineration equipment purchased from a former competitor.

6.  Restricted cash:
    ---------------

     As of June 30, 1998, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in 1999.

7.  Equipment held for resale:
    -------------------------

     On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through June 30, 1998, the carrying value of this unit has been reduced to $535,000. The adjustments to carrying value have been charged to operations in each respective year.

8.  Commitments and contingencies:
    ------------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1997 (Note 11 to the Consoli-dated Financial Statements), except as described in Note 9 ("Litigation Settlement") below.

9.  Litigation settlement:
    ----------------------

     As disclosed on Form 8K filed on April 29, 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary.

     Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The Company is in the process of negotiations with potential purchasers. The estimated value of these assets is presently $1,500,000. This is subject to change as negotiations progress. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $600,000 ($900,000 pre-tax). The Company=s June 30, 1998 balance sheet includes these assets in other assets and the note payable of $670,000.


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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents at June 30, 1998 decreased $4,413,322 from the September 30, 1997 balance of $4,894,371. The decrease was primarily due to the payment of $1,630,000 for settlement of litigation and a reduction in payables. Costs and estimated earnings in excess of billings on uncompleted contracts decreased $1,009,199, reflecting a slowdown in the Company=s manufacturing activities as a result of reduction in the volume of business during the quarter. Cash used for operating activities amounted to $3,530,995. The cash payment for settlement of litigation mentioned above, the net loss plus depreciation of $547,156, the decrease in payables and increase in receivables more than offset a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $1,009,199.

     Montair=s operating cash flow was essentially break-even for the nine month period as net income for the quarter offset the net loss realized in the first six months of fiscal 1998.

     Cash used for investing activities amounted to $1,406,352 and included assets received in settlement of litigation of $1,500,000 and capital expenditures of $56,352, offset by $150,000 collected from a note receivable.

          Cash provided by financing activities amounted to $524,736 and included an increase in notes payable of $970,442, the issuance of treasury stock of $24,027, offset by a reduction of long-term debt of $469,733.

     As disclosed in Note 7 to the Consolidated financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to $535,000 as of June 30, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale.

     As indicated in Note 9 (Litigation Settlement), the Company settled the lawsuit brought by Textron Investment Management Company over principal and interest payments for certain Winfield, Kansas property formerly occupied by Struthers Thermo-Flood Corp. (a former Crown Andersen subsidiary). Under terms of the settlement, the Company paid $1,630,000 in cash and is committed to pay $670,000 on May 13, 1999 under a non-interest bearing promissory note. In exchange, the Company received assets with a value estimated at $1,500,000. The Company expects to sell this property in the short term.

     As of June 30, 1998, the Company had borrowed $300,000 against its $5.0 million line of credit and the $0.4 million credit facility available to Montair. The amount of $3.1 million remained available for borrowing under these credit facilities as $2.0 million in letters of credit are outstanding against the U.S. line of credit. The Company expects to utilize its existing credit facility to fund anticipated cash needs resulting from a temporary slowdown in its business in the short term.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $295,733 of net treasury stock purchases is reflected in the Company's balance sheet as of June 30, 1998.

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

     As of June 30, 1998, the Company's equity in its Montair operation had declined in value by $46,139 from September 30, 1997 as a result of a decrease in the foreign currency translation adjustment, reflecting a 3% increase in the U.S. dollar against the Dutch guilder.

Results of Operations:
---------------------

Revenues.
---------

     Revenues for the first nine months of fiscal 1998 were $11,567,999 compared with $17,238,948 for the first nine months of fiscal 1997. For the third quarter of fiscal 1998, revenues were $2,312,602 compared with $6,566,794 for the comparable period in 1997 and $4,484,473 for the second quarter of fiscal 1998. Foreign sales (including export sales by Andersen and sales by the Netherlands subsidiary) were $8.1 million and $14.1 million for the first nine months of 1998 and 1997, respectively, and accounted for 69.6% and 81.6% of revenues. All changes in revenues are related to the quantity of product sold, not to pricing changes.

     The decrease in nine months revenues of $5,670,949 (33%) from fiscal 1997 was due to revenue decreases of $4,922,949 and $748,000 at Andersen and Montair, respectively. This is almost entirely the result of the economic downturn in Asia.

     The Company continues to rely on the international market for most of its revenues. Demand for the Company's products in the domestic market has remained low over the last four years because of uncertainty in changes in United States regulations. There has been a substantial slowdown in the Asian markets which the Company has served in the last five years, and the slowdown has not been significantly offset by other markets. The Company has received orders with a value in excess of $4.0 million recently and expects to receive about $4.0 million more in the next few months. These are all outside Asia. Because of timing, these new orders will not be received in time to have much impact on fiscal 1998 results. The Company expects more uncertainties in the foreign markets because of currency problems in countries where the Company has been doing business. Recently, the Company experienced a substantial increase in bidding activity. Despite the high bidding activity, however, the Company has not received enough new orders to offset the Asian decline, and this will adversely impact revenue levels and net income for fiscal 1998.

     Third quarter 1998 revenues decreased by $4,254,192 (65%) from the comparable period in 1997. Revenues at Andersen decreased $4,173,537 while revenues at Montair decreased $80,655.

     Third quarter 1998 revenues declined $2,171,871 from the preceding fiscal quarter. This decline was entirely attributable to Andersen=s international business.

Cost of Sales.
--------------

     For the first nine months of fiscal 1998, cost of sales totaled $9,881,115, as compared with $13,412,111 for the first nine months of fiscal 1997. Third quarter 1998 cost of sales were $2,328,297 as compared with $5,375,336 for the third quarter of 1997 and $3,778,120 for the second quarter of 1998.

     The decrease in nine month cost of sales of $3,530,996 (26%) from 1997 was due to lower revenues, offset partially by a decrease in margins due to fixed costs, which did not decline with the revenues. Third quarter 1998 cost of sales decreased $3,047,039 from 1997, primarily as a result of lower revenues.

     Third quarter 1998 cost of sales decreased $1,449,823 from the preceding fiscal quarter, primarily as a result of lower revenues.

Selling, General and Administrative Costs.
------------------------------------------

     Selling, general and administrative costs for the first nine months of fiscal 1998 were $2,198,140 compared with $2,643,987 for the first nine months of fiscal 1997. For the third quarter of 1998, selling, general and administrative costs were $603,205 as compared with $919,505 in the comparable period of 1997 and $751,636 for the second quarter of 1998. As a percentage of revenues, selling, general and administrative costs were 19.0%, 15.3%, 26.1%, 14.0% and 16.7% of revenues for the first nine months of 1998 and 1997, the third quarter of 1998 and 1997, and the second quarter of 1998, respectively. The current period decreases of $445,847 (16.9%) and $316,300 (34.5%) from the comparable nine months and third quarter periods of fiscal 1997 reflect lower expenditures for commissions, salaries, professional fees, and a reduction in the valuation provision on equipment held for resale.

     Third quarter 1998 expenses decreased by $148,431 (20%) from the preceding fiscal quarter, primarily from reductions at Andersen.

Interest and Other (Income) Expenses.
-------------------------------------

     Interest and other (income) expenses for the first nine months of fiscal 1998 resulted in a credit of $120,126 compared with a credit of $64,371 for the comparable period in 1997. For the third quarter of 1998, interest and other expenses were $12,706 (credit), compared to a credit of $57,466 for the second quarter of 1998. The decrease for the comparable nine month periods of 1998 and 1997 was due to lower net interest costs and lower bad debt expense.

     The third quarter of 1998 increase of $34,879 from the same quarter in 1997 is the result of an increase in net interest costs as a result of a decline in the cash available for investment. During the current quarter, costs increased $44,760 from the preceding quarter, also as a result of an increase in net interest costs.

     Interest cost is expected to increase during the last quarter of fiscal 1998 and fiscal 1999 as a result of anticipated borrowings against the bank line of credit.

Cost of Litigation Settlement.
------------------------------

     The cost of litigation settlement amounted to $900,000 for the third quarter and first nine months of 1998. (See Note 9 to Consolidated Financial Statements.) This amount represents cash payments of $2,300,000 plus legal and other costs, less the value of assets acquired of $1,500,000.

Taxes on Income.
----------------

     The effective tax rates for all periods are:

     First 9 months of 1998       -        34.3% benefit
     First 9 months of 1997       -        35.8%
     Third quarter of 1998        -        33.8% benefit
     Third quarter of 1997        -        35.3%
     Second quarter of 1998       -        27.1%

Net Income (Loss).
------------------

     For the first nine months of 1998, the Company suffered a net loss of $847,930 or $0.56 per share, compared with net income of $800,221 or $0.53 per share for the first nine months of 1997. For the third quarter of 1998, the net loss was $995,694 or $0.66 per share, compared with net income of $206,638 or $0.14 per share for the third quarter of 1997 and net income of $8,883 or $0.01 per share for the second quarter of 1998.

     The net loss reported for the third quarter and nine month periods of 1998 were the result of the litigation settlement ($900,000 or $0.60 per share pre-tax) and the significant decrease in revenues resulting from an abrupt slowdown in business. Lower selling, general and administrative expense partly offset the impact of lower revenues. Montair reported a net income of $80,738 in the third quarter, thus offsetting a net loss of $43,736 reported for the previous two quarters.

     Net income decreased $1,004,557 from the preceding fiscal quarter as a result of lower revenues and the litigation settlement mentioned above.

     Based on an unusually low backlog of orders to be filled at the end of the third quarter, the Company may not be able to break even or report a fourth quarter profit, and will certainly not be profitable for the fiscal year.

     The Company has instituted substantial cost cutting measures, including a staff reduction, to minimize the adverse effect of the lower incoming order rate and the resultant reduced net income.

Shares Outstanding.
-------------------

     The average shares and equivalent shares outstanding for all periods are

          First 9 months of 1998     -    1,514,447
          First 9 months of 1997     -    1,517,888
          Third quarter of 1998      -    1,515,571
          Third quarter of 1997      -    1,512,198
          Second quarter of 1998     -    1,515,571

     The unexercised options and warrants are antidilutive for all periods.

Forward-Looking Statements.
---------------------------

     Certain forward-looking statements are made in this Management=s Discussion and Analysis. The Company=s results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management=s current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors. Such factors include, but are not limited to, changes in the regulatory environment, general conditions in the environmental industry, the Company=s competitive position, and economic conditions in international markets.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION
                     ====================================


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibit 27.  Financial Data Schedule


          (b) The Company filed a report on Form 8K during the quarter ended June 30, 1998 (on April 29, 1998).



                                     SIGNATURES
                                     ==========

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROWN ANDERSEN INC



Dated:    August 6, 1998            By: /s/ Jack D. Brady
        ------------------              -----------------------------
                                            Jack D. Brady
                                            Chairman of the Board
                                            (Duly Authorized Officer)


Dated:    August 6, 1998            By: /s/ Milton Emmanuelli
        ------------------              -----------------------------
                                            Milton Emmanuelli
                                            Secretary and Treasurer
                                            (Principal Financial Officer)