Form 10-K405
period 1998-09-30
CROWN ANDERSEN INC
filed 1998-12-22
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1998

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from _________ to __________

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

                           -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No_____
   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

At December 16, 1998 there were 1,815,551 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant as of December 16, 1998 was $8,351,834.



                      Documents incorporated by reference:
                      -----------------------------------

Portions of the Registrant's 1998 Annual Report are incorporated by reference in
Part I and Part II hereof. Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on February 10, 1999 are incorporated by reference in Part III hereof.

                                  Page 1 of 20
                          Index of Exhibits on Page 19

                              CROWN ANDERSEN INC.

                           Annual Report on Form 10-K

                  For the Fiscal Year Ended September 30, 1998


                               TABLE OF CONTENTS
                               -----------------

                                    PART I
                                    ------
Item No.                                                               Page No.
--------                                                               --------
1     Business                                                            3
2     Properties                                                          8
3     Legal Proceedings                                                   9
4     Submission of Matters to a Vote of Security Holders                 9
4(A)  Executive Officers of the Registrant                                9

                                    PART II
                                    -------

5   Market for the Registrant's Common Equity and Related                10
    Stockholder Matters

6   Selected Financial Data                                              10

7   Management's Discussion and Analysis of Financial Condition and      10
    Results of Operation

8   Financial Statements and Supplementary Data                          10

9   Changes in and Disagreements with Accountants on Accounting and      10
    Financial Disclosure

                                   PART III
                                   --------

10  Directors and Executive Officers of the Registrant                   10

11  Executive Compensation                                               11

12  Security Ownership of Certain Beneficial Owners and Management       11

13  Certain Relationships and Related Transactions                       11

                                    PART IV
                                    -------

14  Exhibits, Financial Statement Schedules and Reports on Form 8-K      11

    Signatures                                                           15

    Index to Financial Statement Schedules                               19

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

     As used hereinafter, unless otherwise indicated, the term "Company" refers to Crown Andersen Inc. and its subsidiaries, the term "Andersen" refers to Andersen 2000 Inc. and Montair Andersen bv.

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

     Andersen, through Montair Andersen b.v., now owns its manufacturing facility in the Netherlands, which is larger and more modern than the one which it operates in Peachtree City, Georgia. This plant contains approximately 40,000 square feet of space and is located on 4.8 acres of industrial property in Sevenum, The Netherlands. This facility was certified under the new world standard ISO-9001. Certification was attained in fiscal year 1994.

     Manufacturing equipment in the Peachtree City location and in the Sevenum, The Netherlands location is owned by Andersen and Montair Andersen, respectively. With the exception of extremely heavy plate fabrication (over 1/2" thick), these two facilities are capable of manufacturing all of the products offered by Andersen and Montair Andersen. Where use of a subcontract manufacturing facility is financially more attractive than manufacturing in company owned facilities, a number of subcontractors are used. Andersen has adopted the practice of purchasing from more than one of these suppliers on a routine basis in an effort to insure adequate continuing sources of supply for subcontracted items in the future. The Company has trained a number of employees in inspection procedures and in quality control to ensure that these products are properly manufactured before shipment by the subcontractors.

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

     Andersen uses subcontract manufacturers in some foreign countries when sales are made into those countries. In particular, it is common for Andersen to use Canadian subcontract manufacturers for sales in Canada. Most of Andersen's foreign sales in 1998, however, were manufactured in Andersen's plant in the United States.

     Foreign sales in fiscal 1998, 1997, and 1996 accounted for approximately 62%, 86% and 81%, respectively, of the Company's total revenues from continuing operations. Foreign sales for fiscal 1998, 1997 and 1996 totaled approximately $8.9 million, $19.9 million, $17.8 million, respectively.

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

     In fiscal 1986, Andersen negotiated a license agreement with Paramount Pollution Control Pvt Ltd in Baroda, India. Andersen licensed manufacture of all of its product lines, including those manufactured by Montair Andersen, to the Indian firm. This agreement called for an initial payment of $85,000 to Andersen for initial technical exchange and training, followed by royalties calculated as a percentage of product sales in India in the future. An extension of this agreement was signed in 1997 for five years.

                                  Competition
                                  -----------

     In the air pollution control field, Andersen competes with three or four companies of similar size which have similar product lines. In 21 years of direct competition with these firms, Company management has determined that these competitors do not have the engineering capabilities that Andersen does, and most of these companies do not routinely offer auxiliary systems and installation services with their quotations. Andersen considers the ability to furnish auxiliary systems and installation as an advantage over its competition. There are some competitors in the field which are somewhat larger than Andersen and which may have greater financial resources. However, these larger companies tend to concentrate on large air pollution control projects associated with utility plant construction or with large municipal projects. As a result, they are not routine competitors with Andersen since Andersen does not compete in these fields.

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

                              Principal Customers
                              -------------------

     During 1998 one customer accounted for approximately 26% of the Company's consolidated revenues during fiscal 1998. It is the opinion of management that the loss of such customer would not have a material adverse effect on the operations of the Company. Such business is not normally repetitive and, therefore, is not dependent upon any single customer or individual group of customers.

                                    Backlog
                                    -------

     The Company's consolidated backlog of firm orders as of the dates set forth below were as follows:

          September 30, 1998   -   $10,744,615
          September 30, 1997   -   $ 9,171,100
          September 30, 1996   -   $12,299,320
          September 30, 1995   -   $10,952,000


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

                               Product Warranties
                               ------------------

     In connection with most contracts for manufacture and sale of Andersen equipment, the Company warrants the equipment manufactured to be free from defects in material and workmanship under normal use and service for a period of eighteen months after shipment, or one year after completion of erection, or one year after initial operation, whichever occurs first. Andersen's obligation is generally limited to the repair or replacement of the defective parts. All equipment not manufactured by Andersen carries only such warranty, if any, as given by the manufacturer. In addition, Andersen sometimes provides performance guarantees for equipment and systems which it furnishes. Each proposed application is carefully evaluated for its potential risk before such guarantees are offered to the customer. Warranty and performance guarantee related expenses are recognized as they are incurred. As of September 30, 1998, Andersen has established a $220,000 reserve for future warranty repairs.

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

     Research and development expenses are expensed in the year incurred. There were no company funded research and development expenses during fiscal years 1998, 1997 and 1996.

                             Environmental Controls
                             ----------------------

     To a large extent, the demand for the Company's products is dependent upon the enforcement of federal, state, and international regulations regarding air pollution, water pollution, and general industrial pollution. There has been a significant increase in enforcement actions related to hazardous waste disposal during the past three years outside the United States. This enforcement action has resulted in a greater demand outside the United States for incineration systems offered by Andersen. This increased enforcement activity should benefit both Andersen and Montair in fiscal 1999. On the other hand, any relaxation of environmental laws and regulations by the federal, state, or international governments or any delay in the implementation of such laws or regulations could have an adverse effect on the Company's operations.

                                   Employees
                                   ---------

     The Company and its subsidiaries employed a total of 80 individuals as of September 30, 1998, including 9 officers, 54 technical and manufacturing people, and 17 others engaged in financial, sales, and secretarial activities. Approximately 54% of these people are employed at the Peachtree City, Georgia facility by either Andersen or by the Company, and 46% are employed at Montair Andersen's Sevenum, The Netherlands plant.

                          Seasonal Nature of Business
                          ---------------------------

     Andersen's business has never been seasonal.

ITEM 2.  PROPERTIES
-------------------

     Andersen owns six acres of land in Peachtree City, Georgia, with a 20 year old, 29,000 square feet office and manufacturing facility, a separate 5,000 square feet office building, and a separate 3,600 square feet storage building located on the land. Andersen owns all of the office furniture and equipment, all of the manufacturing equipment, and all of the testing equipment at this facility. Andersen also owns an 80 acre vacant land site in a remote area of Kern County, California. Andersen processed permit requests through various state and county agencies in California in fiscal 1982 to enable use of this property for solid waste disposal from Andersen's scrubber liquid waste regeneration process. Because of the subsequent slowdown in the oil fields, Andersen decided to abandon the permit application. Andersen is now interested in selling the California property.

     Montair Andersen owns its facility in Sevenum, The Netherlands, which includes 40,000 square feet of office and manufacturing space located on 4.8 acres of land. Montair owns all of its manufacturing and office equipment in Sevenum.

     The Company's (through a defunct subsidiary - Strutherss Thermo-Flood Corp.) properties in Winfield, Kansas consisted of six buildings on 13 acres of land, all of which were owned under capital leases by Thermo-Flood. These facilities contained approximately 137,400 square feet of manufacturing space and 20,000 square feet of office area. The Company abandoned the Thermo-Flood property in 1992, but received the property back in 1998 upon settlement of litigation. This property is currently leased to unrelated companies, but is also offered for sale.

     Management believes that the facilities discussed above are adequate for the current needs of all of the Company's operations for the foreseeable future.

     For additional information regarding the Company's property and equipment, see Note 6 to the Notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     A discussion of the Company's pending and threatened litigation and unasserted claims or assessments is set forth under the caption "Commitments and Contingencies" (Note 12 to the Consolidated Financial Statements) in the Company's 1998 Annual Report. Such discussion is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

     Set forth below in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K is information as of December 16, 1998 regarding the executive officers (including executive officers who are also directors) of the Company.

Name                 Age            Occupation During The Past Five Years
-------------------  ---  ----------------------------------------------------------
Jack D. Brady         55  Chairman of the Board, President and Chief Executive
                          Officer of the Company since 1985;  Chairman of the Board
                          of Andersen since 1984; President and Treasurer of
                          Andersen from 1978 to 1995; Executive Vice President of
                          Andersen from 1975 until 1978; Director of Andersen since
                          1975; Director of Montair Andersen since 1984.

Milton Emmanuelli     64  Chief Financial Officer of the Company since September
                          21,
                          1992; elected Secretary/Treasurer of the Company on
                          December 16, 1992, and Controller/Treasurer on December
                          13, 1994.

Thomas Van Remmen     41  Director of the Company; President of Andersen since
                          December 2, 1996; General Manager of Cleaver-Brooks
                          incineration and watertube boiler division of Aqua-Chem
                          Inc. from 1986 to 1996.

Randall H. Morgan     50  Secretary of the Company since 1994; Secretary/Treasurer
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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------

     Information relating to the market for, holders of and dividends paid on the Company's common stock is set forth under the caption "Common Stock Information" in the Company's 1998 Annual Report. Such information is incorporated herein by reference. The 1998 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Selected consolidated financial data for the Company for each year of the five year period ended September 30, 1998 are set forth under the caption "Selected Financial Data" in the 1998 Annual Report referred to in Item 5 above. Such financial data are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

     A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated balance sheets of the Company as of September 30, 1998 and 1997 and the Company's consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998, together with the related notes thereto and the report of independent certified public accountants thereon dated December 12, 1998, are set forth in the 1998 Annual Report referred to in Item 5 above. Such consolidated financial statements, notes and reports are incorporated herein by reference. The Company is not required to furnish the supplementary financial information specified by
Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------

     No independent certified public accountant of the Company has, during the two fiscal years ended September 30, 1998 or subsequent thereto, resigned, indicated any intent to resign or been dismissed as the independent certified public accountants of the Company. There have been no disagreements between the Company and its independent certified public accountants.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information relating to the directors of the Company is set forth under the caption "Election of Directors-Nominees" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on February 10, 1999. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth as Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information relating to ownership of the Company's $0.10 par value common stock as of January 1, 1999 by (i) any person or group known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) each nominee for election as a director of the Company at the Company's 1999 Annual Meeting of Stockholders, and (iii) all directors and officers of the Company as a group is set forth under the captions "Voting - Principal Stockholders" and "Election of Directors - Nominees" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Documents Filed as Part of This Report:

     (1)  Financial Statements.

          The following consolidated financial statements are incorporated in
          Part II, Item 8 of this report from the Company's 1998 Annual Report referred to in Item 5 above:

     Consolidated Balance Sheets as of September 30, 1998 and 1997;

     Consolidated Statements of Income for the three fiscal years ended September 30, 1998;

     Consolidated Statements of Stockholders' Equity for the three fiscal years ended September 30, 1998;

     Consolidated Statements of Cash Flows for the three fiscal years ended September 30, 1998;

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

Exhibit No.                              Description
-----------    -----------------------------------------------------------------
        13(a)  Certificate of Incorporation of the Company (Exhibit 3(a) to the
               Company's Registration Statement on Form S-4, No. 33-684 (the
               "Form S-4 Registration Statement")
        3(b)   Certificate of Amendment of the Certificate of Incorporation of
               the Company filed with the Secretary of State of Delaware on
               March 18, 1987 (Exhibit 3(b) to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1987)
        3(c)   Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration
               Statement)
        4      Common Stock Certificate (Exhibit 4(a) to the Form S-4
               Registration Statement)
       10(a)   Agreement and Plan of Reorganization dated as of September 30,
               1985 among the Company, Andersen and Crown (Exhibit 2 to the Form
               S-4 Registration Statement)
       10(b)   1985 Incentive Stock Option Plan and related form of Option
               Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)
       10(c)   First 1987 Amendment to the 1985 Incentive Stock Option Plan
               (Exhibit 10(c) to the Company's Annual Report on Form 10-K for
               the fiscal year ended September 30, 1987)
       10(d)   Executive Option Plan (Exhibit 10(d) to the Company's Annual
               Report on Form 10-K for the fiscal year ended September 30, 1987)
       10(e)   Key Employee Stock Option Plan (Exhibit 10(e) to the Company's
               Annual Report on Form 10-K for the fiscal year ended September
               30, 1987)
       10(f)   1985 Directors Stock Warrant Plan and related form of Stock
               Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration
               Statement)
       10(g)   Cash Incentive Program For Key Employees (Exhibit 10(g) to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               September 30, 1987)
       10(h)   Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company
       10(i)   Employment Agreement dated October 1, 1992 between Crown and Jack
               C. Hendricks
       10(j)   Lease between the City of Winfield, Kansas and the City of
               Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood's properties in
               Winfield, Kansas (Exhibit 10(p) to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1988)
       10(k)   Revolving Credit Agreement dated as of July 25, 1989 among the
               Company, Andersen, Crown, Thermo-Flood and The Citizens and
               Southern National Bank, together with the related Pledge
               Agreement, Security Agreement, Special Revolving Credit Note and
               Working Capital Revolving Credit Note (Exhibit 10(s) to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               September 30, 1989)
       10(l)   Purchase Agreement dated April 30, 1991 between the Company and
               Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the
               Company's Report on Form 8-K dated April 30, 1991)
       10(m)   Agreement for the Purchase of Stock dated as of September 13,
               1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown
               (Exhibit 2 to the Company's Report on Form 8-K dated September
               13, 1991)
       10(n)   Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and
               NationsBank of Georgia, N.A. (formerly known as The Citizens and
               Southern National Bank)- (See Exhibit 10p)
       10(o)   Second Amendment to Revolving Credit Agreement among the Company,
               Andersen, Crown, Thermo-Flood and NationsBank of Georgia, N.A.
               (Formerly known as The Citizens and Southern National Bank) -(See
               Exhibit 10p)
       10(p)   Loan agreement dated as of March 31, 1993 among the Company,
               Andersen and Crown and NationsBank of Georgia N.A. (Exhibit 10(u)
               to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993)
       10(q)   Agreement for Sale of Roanoke Industries, Inc. assets, dated July
               19, 1994
       10(r)   Agreement for Sale of Crown Rotational Molded Products, Inc.
               assets, dated July 19, 1994 (Exhibit A to the Company's Notice of
               Special Meeting and Proxy Statement 1994)
       10(s)   Asset Purchase Agreement dated December 21, 1995 between the
               Cleaver-Brooks Division of Aqua-Chem and Andersen 2000 Inc. filed with Form 10Q for quarter ended December 31, 1995
       10(t)   Commercial Loan Agreement, General Security Agreement, Commercial
               Promissory Note, and Revolving Note dated June 28, 1996 between
               South Trust Bank of Georgia, N.A. and Crown Andersen Inc. and
               Andersen 2000 Inc. filed with Form 10Q for the quarter ended June
               30, 1996.
       10(u)   Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen Inc., Andersen 2000 Inc., and SouthTrust
               Bank of Georgia, N.A., filed with Form 10Q for the quarter ended
               March 31, 1997.
       10(v)   1998 Directors Warrant Plan
       10(w)   1998 Incentive Stock Option Plan
       10(x)   Loan Documents Modification Agreement dated February 21, 1998 and
               March 29, 1998 between Crown Andersen Inc., Andersen 2000 Inc and
               SouthTrust Bank of Georgia N.A., filed with Form 10Q for quarter ended March 31, 1998.
       13*     1998 Annual Report - Filed herewith
       21      Subsidiaries - Filed herewith
       27      Financial Data Schedule - Filed herewith
     *Portions of the Company's 1998 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 1998 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1998.

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

                                     CROWN ANDERSEN INC.
                                     -------------------
                                     (Registrant)

Date:  December 15, 1998                By: /s/Jack D. Brady
                                           ---------------------------------
                                        Jack D. Brady, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 /s/ Jack D. Brady                          Chairman of the Board, President,    December 15, 1998
 --------------------------------
 Jack D. Brady                              Principal Executive Officer and
                                            Principal Financial Officer

 /s/ Jack C. Hendricks                      Director                             December 15, 1998
 --------------------------------
 Jack C. Hendricks

 /s/ Milton Emmanuelli                      Controller/Treasurer And             December 15, 1998
 --------------------------------
 Milton Emmanuelli                          Principal Accounting Officer

 /s/ Richard A. Beauchamp                   Director                             December 15, 1998
 --------------------------------
 Richard A. Beauchamp

 /s/ Lester K. Legatski                     Director                             December 15, 1998
 --------------------------------
 Lester K. Legatski

 /s/ Thomas Van Remmen                      Director                             December 15, 1998
 --------------------------------
 Thomas Van Remmen

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
 of Crown Andersen Inc.
Peachtree City, Georgia


    The audits referred to in our report dated December 11, 1998, relating to the consolidated financial statements of Crown Andersen Inc. and Subsidiaries, which is incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Stockholders for the year ended September 30, 1998, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                              BDO SEIDMAN, LLP


Atlanta, Georgia
December 11, 1998

                                                                     SCHEDULE II
                                                                     -----------
                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
             =====================================================

             COLUMN A                  COLUMN B             COLUMN C           COLUMN D          COLUMN E
             --------                  --------             --------           --------          --------

                                      Balance at            Additions
                                      beginning of       charged to costs                       Balance at
            Description                period               and expenses       Deductions     end of period
            -----------                ----------        ----------------      ----------     -------------
September 30, 1998
------------------

  Allowance for doubtful accounts        $113,476              $(7,072)          $ 7,080           $ 99,324
                                         ========              =======           =======           ========
September 30, 1997
------------------

  Allowance for doubtful accounts        $120,380              $25,302           $32,206           $113,476
                                         ========              =======           =======           ========
September 30, 1996
------------------

  Allowance for doubtful accounts        $166,192              $16,878           $62,690           $120,380
                                         ========              =======           =======           ========

                              CROWN ANDERSEN INC.
                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.                                              Description                                               Page
-----------    -------------------------------------------------------------------------------------------------   ----
      3(a)     Certificate of Incorporation of the Company (Exhibit 3(a) to the Company's Registration Statement
               on Form S-4, No. 33-684 (the "Form S-4 Registration Statement")
      3(b)     Certificate of Amendment of the Certificate of Incorporation of the Company filed with the
               Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1987)
      3(c)     Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)
      4        Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)
      10(a)    Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)
      10(b)    1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form
               S-4 Registration Statement)
      10(c)    First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company's
               Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
      10(d)    Executive Option Plan (Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
      10(e)    Key Employee Stock Option Plan (Exhibit 10(e) to the Company's Annual Report on Form 10-K for the
               fiscal year ended September 30, 1987)
      10(f)    1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration Statement)
      10(g)    Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company's Annual Report on Form
               10-K for the fiscal year ended September 30, 1987)
      10(h)    Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company
      10(i)    Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks
      10(j)    Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood's properties in Winfield, Kansas (Exhibit 10(p)
               to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988)
      10(k)    Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-
               Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement,
               Security Agreement, Special Revolving Credit Note and Working Capital Revolving Credit Note
               (Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended September
               30, 1989)
      10(l)    Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the
               Company's Report on Form 8-K dated April 30, 1991)
      10(m)    Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy,
               Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown
               (Exhibit 2 to the Company's Report on Form 8-K dated September 13, 1991)
               Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen,
      10(n)    Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as The Citizens and
               Southern National Bank)- (See Exhibit 10p)
               Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown, Thermo-Flood
      10(o)    and NationsBank of Georgia, N.A. (Formerly known as The Citizens and Southern National Bank) -
               (See Exhibit 10p)
      10(p)    Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and NationsBank of Georgia N.A. (Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993)
      10(q)    Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994
               Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19, 1994 (Exhibit
      10(r)    A to the Company's Notice of Special Meeting and Proxy Statement 1994)
      10(s)    Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of Aqua-Chem
               Inc. and Andersen 2000 Inc. filed with Form 10Q for quarter ended December 31, 1995
      10(t)    Commercial Loan Agreement, General Security Agreement, Commercial Promissory Note, and Revolving
               Note dated June 28, 1996 between South Trust Bank of Georgia, N.A. and Crown Andersen Inc. and
               Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30, 1996
      10(u)    Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen Inc. and
               Andersen 2000 Inc. and SouthTrust Bank of Georgia, N.A. filed with Form 10Q for the quarter ended
               March 31, 1997.
      10(v)    1998 Directors Warrant Plan
      10(w)    1998 Incentive Stock Option Plan
      10(x)    Loan Documents Modification Agreement dated February 21, 1998 and March 29, 1998 between Crown
               Andersen Inc, Andersen 2000 Inc and SouthTrust Bank of Georgia N.A., filed with Form 10Q for quarter ended March 31, 1998
       13*     1998 Annual Report - Filed herewith                                                                   21
       21      Subsidiaries - Filed herewith
       27      Financial Data Schedule - Filed Herewith

   *Portions of the Company's 1998 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 1998 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Milton Emmanuelli, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.