Form 10-Q
period 1998-12-31
CROWN ANDERSEN INC
filed 1999-02-10
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    December 31, 1998   COMMISSION FILE NUMBER    0-14229
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
                                                   ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days.  Yes  X   No ___
                                        ---
================================================================================

                   Class                     Outstanding at December 31, 1998
     ----------------------------------      --------------------------------
        Common Stock, $0.10 Par Value                 1,815,571 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----

                                                                  PAGE NO.
                                                                  --------
Part I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheets--
               December 31, 1998 and September 30, 1998                  3

          Consolidated Statements of Income--
               Three Months Ended December 31, 1998 and 1997             4

          Consolidated Statements of Cash Flows--
               Three Months Ended December 31, 1998 and 1997             5

          Notes to Consolidated Financial Information                    6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8

Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                     12

             SIGNATURES                                                 12

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  December 31,   September 30,
                                                                      1998            1998
                                                                  -------------  --------------
                                                                   (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                       $   949,639     $ 1,171,097
   Receivables:
       Trade, less allowance of $131,447 and $99,324 for
        possible losses                                              4,080,103       2,432,605
       Other                                                            97,919          63,285
       Income taxes                                                  1,034,627       1,354,594
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                           4,258,093       4,686,555
   Inventories                                                       2,356,387       2,341,955
   Prepaid expenses                                                    128,477          82,819
   Current maturities of long-term note receivable                     490,000         490,000
   Deferred income taxes                                               184,730         148,730
                                                                   -----------     -----------
            TOTAL CURRENT ASSETS                                    13,579,975      12,771,640

RESTRICTED CASH                                                      1,036,000       1,036,000
EQUIPMENT HELD FOR RESALE                                              490,000         490,000
PROPERTY AND EQUIPMENT, less accumulated depreciation                2,966,431       1,573,913
DEFERRED INCOME TAXES                                                  601,513         601,513
PROPERTY HELD FOR RESALE                                             1,500,000       1,500,000
OTHER ASSETS                                                           989,247         111,051
                                                                   -----------     -----------
                                                                   $21,163,166     $18,084,117
                                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                   $ 2,138,171     $   670,000
   Accounts payable                                                  2,314,677       2,025,031
   Accruals:
       Compensation                                                    356,174         254,704
       Warranty                                                        235,000         333,000
       Miscellaneous                                                   572,385         603,872
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                      -           6,113
   Current maturities of long-term debt                                855,311         775,000
   Deferred income taxes                                               531,262         531,164
                                                                   -----------     -----------
             TOTAL CURRENT LIABILITIES                               7,002,980       5,198,884
LONG-TERM DEBT, less current maturities                                 92,591               -
DEFERRED INCOME TAXES                                                  282,790          21,790
                                                                   -----------     -----------
             TOTAL LIABILITIES                                       7,378,361       5,220,674
                                                                   -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

   Common Stock, $.10 par; shares authorized 5,000,000; issued
     1,861,635; outstanding 1,815,571 and 1,515,571                    186,164         156,164
   Additional paid-in capital                                        3,775,801       2,905,801
   Treasury stock; 46,064, at cost                                    (295,733)       (295,733)
   Retained earnings                                                 9,924,723       9,904,257
   Foreign currency translation adjustment                             193,850         192,954
                                                                   -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY                             13,784,805      12,863,443
                                                                   -----------     -----------
                                                                   $21,163,166     $18,084,117
                                                                   ===========     ===========

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                          FOR THE THREE MONTHS
                                           ENDED DECEMBER 31,
                                         -----------------------
                                          1998            1997
                                         -----------------------
REVENUES:

  Contracts                              $3,568,113  $4,396,241
  Sales                                     535,679     358,205
  Other                                      27,138      16,478
                                         ----------  ----------
                                          4,130,930   4,770,924
                                         ----------  ----------
COSTS AND EXPENSES:

  Cost of contracts and sales             3,373,594   3,774,698
  Selling, general and administrative       720,808     843,299
  Interest and other                          3,562     (50,054)
                                         ----------  ----------
                                          4,097,964   4,567,943
                                         ----------  ----------
  Income from operations before
    taxes on income                          32,966     202,981

TAXES ON INCOME                              12,500      64,100
                                         ----------  ----------

  NET INCOME                             $   20,466  $  138,881
                                         ==========  ==========
AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING                             1,590,571   1,512,198
                                         ----------  ----------

BASIC AND DILUTED EARNINGS PER SHARE     $     0.01  $    0.09
                                         ----------  ----------

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Three Months Ended December 31,
                                                                   ---------------------------------
                                                                         1998             1997
                                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from operations                                              $    20,466      $   138,881
   Items in income from operations not affecting cash:
       Depreciation and amortization                                        63,394           56,616
       Provision for valuation of soil processor unit                            -           45,000
       Deferred income taxes                                                     -                -
   Cash provided by (used for)
       Trade and other receivables                                        (958,411)         (47,517)
       Refundable income taxes                                              53,590                -
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                             428,462       (2,325,387)
       Inventories                                                         457,433          (40,089)
       Prepaid expenses                                                     (6,563)          (6,445)
       Accounts payable                                                    (24,773)         509,938
       Accrued expenses                                                     77,973           89,937
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                                 (6,113)         (98,507)
       Other                                                                60,038           (8,680)
                                                                       -----------      -----------
   Cash provided by (used for) operating activities                        165,496       (1,686,253)
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Griffin Environmental Company Inc.                     (2,292,820)               -
   Capital expenditures                                                     (5,648)         (22,692)
                                                                       -----------      -----------
   Cash used for investing activities                                   (2,298,468)         (22,692)
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in long-term debt                                             (33,747)        (419,736)
   Increase in notes payable                                             1,044,829                -
   Sale of common stock                                                    900,000                -
                                                                       -----------      -----------
   Cash provided by (used for) financing activities                      1,911,082         (419,736)
                                                                       -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        432           (3,428)
                                                                       -----------      -----------
CASH AND CASH EQUIVALENTS:
   Net decrease during the year                                           (221,458)      (2,132,109)
   Balance at beginning of year                                          1,171,097        4,894,371
                                                                       -----------      -----------

   BALANCE AT END OF PERIOD                                            $   949,639      $ 2,762,262
                                                                       ===========      ===========

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  -------------------------------------------

1.   Condensed footnotes:
     -------------------

     As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.'s annual financial statements set forth in its Form 10-K for the year ended September 30, 1998.

2.   Earnings per share:
     ------------------

     Earnings per share is computed based on the weighted average of common shares, common stock options (using the treasury stock method) in accordance with FAS 128 "Earnings Per Share." The stock options outstanding during 1998 and 1997 were antidilutive and thus did not affect earnings per share.

3.   Stock options:
     -------------

     As of December 31, 1998, options to purchase 144,000 shares at an average price of $4.36 were outstanding under the Company's stock option plan.

     The Company also has outstanding warrants to purchase 110,000 shares of common stock under the Directors Stock Warrant Plan at $4.36 per share.

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

5.   Inventories:
     -----------

     Inventories were $2,356,387 and $2,341,955 as of December 31, 1998 and September 30, 1998. Included in inventories is approximately $1,120,000 related to incineration equipment purchased from a former competitor.

6.   Restricted cash:
     ---------------

     As of December 31, 1998, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in December 1999.

7.   Equipment held for resale:
     -------------------------

     On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through December 31, 1998, the carrying value of this unit has been reduced to $490,000. The adjustments to carrying value have been charged to operations in each respective year.

8.   Commitments and contingencies:
     ------------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1998 (Note 12 to the Consolidated Financial Statements), except as noted below:

9.   Litigation settlement:
     ---------------------

     During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note and the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this proper to a purchaser or to the Company. The Company is in the process of negotiations with potential purchasers. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's December 31, 1998 balance sheet includes these assets as "property held for sale" and the note payable of $670,000.

10.  Acquisition of business:
     -----------------------

     On December 16, 1998 the Company purchased all the outstanding shares of stock of Griffin Environmental Company Inc. ("Griffin"). Griffin is a manufacturer of fabric filter and cartridge dust collector pollution control equipment. Griffin sells its pollution control equipment to a wide variety of industries, including concrete, steel, other metals, clays, paper, glass, and other industries.

     The Company purchased Griffin for $2.6 million. This was comprised of cash of $2.3 million and a one-year promissory note of $271,000 secured by a second mortgage on the real estate. The note bears interest at 4.33% payable monthly and the principal is due on December 16, 1999.

     The acquisition includes the purchase of assets comprised primarily of inventories, accounts receivable, and property, plant, and equipment. Liabilities assumed in the acquisition consist primarily of trade accounts payable, customer deposits, long term debt , and other accrued liabilities. The transaction was accounted for under the purchase method of accounting whereby all assets and liabilities will be valued at their current fair market value at December 16, 1998.


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

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents at December 31, 1998 decreased $221,458 to $949,639 from the September 30, 1998 balance of $1,171,097. The decrease resulted from an increase in receivables and the expenditure of cash to acquire Griffin Environmental Company Inc. Cash provided by operating activities amounted to $165,496.

     Cash used for investing activities totaled $2,298,468. This amount includes $2,292,820 for the acquisition of Griffin and capital expenditures of $5,648.

     Cash provided by financing activities totaled $1,911,082. This includes short term debt incurred for the acquisition of Griffin ($1,044,829) and $900,000 in proceeds from a sale of common stock in a private placement.

     Montair realized a positive operating cash flow as a result of profitable operations. At Andersen, an increase in receivables contributed to a negative cash flow.

     As disclosed in Note 7 to the Consolidated Financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to $490,000 as of December 31, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale and has a number of active negotiations underway for its sale.

     As of December 31, 1998, the Company had borrowed $1.5 million against its $5.0 million line of credit and the $0.4 million credit facility available to Montair. The amount of $2.3 million remained available for borrowing under these credit facilities as $1.2 million in letters of credit are outstanding against the U.S. line of credit. The Company expects to utilize its existing credit facility to fund anticipated cash needs resulting from a temporary slowdown of its business.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $295,733 of net treasury stock purchases is reflected in the Company's balance sheet as of December 31, 1998.

     The year 2000 issue relates to computer programs and systems that recognize dates using two digit year data rather than four digit year data. As a result, such programs and systems may fail or provide incorrect information for dates after December 31, 1999. If the year 2000 issue were to cause disruption to the Company's internal information technology systems or to the information technology systems of entities with whom the Company has commercial relationships, material adverse effects to the Company's operations could result.

     The Company's internal computer programs and systems consist of programs and systems relating to virtually all segments of the Company's business, including customer database management, marketing, order processing, production budgeting, financing reporting, customer service, investor relations, proposal generation, cash management and other key information systems. These systems include personal computers, phones, ancillary sources and third-party software programs.

     The Company has not yet completed its review of these programs and systems. The Company does not expect that any required changes to such programs and systems will cause the Company to incur material costs or present challenges that cannot be addressed prior to the end of calendar 1999. The Company expects to complete its reviews of these programs and systems during fiscal 1999.

     The computer programs and operating systems used by entities with whom the Company has commercial relationships also pose potential problems relating to the year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems and the Company has not yet completed a plan for assessing them.

     The Company expects to complete its plan for assessing these programs and systems and to complete the review by the end of fiscal 1999. Once such assessment and identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by: 1) communicating further with the relevant vendors and service providers, 2) working internally to identify alternative sourcing, and 3) formulating contingency plans to deal with such material risks and uncertainties. The Company expects the resolution of any such material risks and uncertainties to be an ongoing process until all year 2000 problems are satisfactorily resolved.

Results of Operations:
---------------------

Revenues.
---------

     Revenues for the first quarter of fiscal 1999 were $4,130,930 compared with $4,770,924 for the comparable period in 1998 and $2,758,091 for the last quarter of fiscal 1998. Foreign sales (including export sales by Andersen and sales by Montair) were $1.4 million and $3.6 million for the first quarter of fiscal 1999 and 1998, respectively, and accounted for 33.4 % and 74.6% of revenues, respectively. All changes in revenues are related to the quantity of products sold, not to pricing changes. Revenues at Andersen declined 19% while revenues at Montair declined 9%. These decreases were partially offset by one month sales by the newly acquired subsidiary, Griffin Environmental Company Inc.

     The Company continues to rely on the international market for some of its revenues. Demand for the Company's products in the domestic market has remained low over the last five years because of uncertainty in changes in United States regulations. However, the Company experienced an increase in domestic business in late 1998 and expects this to continue to increase in 1999. There has been a substantial slowdown in the Asian markets which the Company has served in the last five years, and the slowdown is just now being offset by other markets.
The Company expects more uncertainties for the next 2-3 years in the Asian markets because of currency problems in countries where the Company has been doing business.

     First quarter 1999 revenues increased $1,372,839 from the preceding quarter revenues. The revenue increase was primarily attributed to Andersen.

Cost of Sales.
--------------

     For the first quarter of fiscal 1999, cost of sales totaled $3,373,594 compared with $3,774,698 in the comparable period of fiscal 1998 and $2,580,912 in the fourth quarter of 1998.

     Cost of sales decreased $401,104 (10.6%) from the first quarter of fiscal 1998 as a result of lower revenues and a 2.5% decline in gross margin. Fiscal 1999 cost of sales reflect one month operations of Griffin (the recently acquired subsidiary).

     First quarter 1999 cost of sales were $792,682 (30.7%) higher than in the fourth quarter of 1998, primarily as a result of higher revenues.

Selling, General and Administrative Costs.
------------------------------------------

     Selling, general and administrative costs for the first three months of fiscal 1999 were $720,808 compared with $843,299 for the first fiscal quarter of 1998 and $646,734 in the fourth quarter of fiscal 1998. The decrease of $122,491 (14.5%) from the comparable quarter in 1998 is primarily attributable to Andersen's operation and reflects decreases in commissions and salaries, offset by one month costs incurred by Griffin in the 1999 quarter. As a percentage of revenues, selling, general and administrative expenses were 17.4%, 17.7% and 23.4% for the fiscal quarters of 1999 and 1998 and the fourth quarter of 1998. Expenses for the current 1999 quarter increased $74,074 (11.4%) from the preceding fiscal quarter. This increase is primarily attributable to the costs recorded by Griffin, the newly acquired subsidiary.

Interest and Other (Income) Expenses.
-------------------------------------

     Interest and other (income) expenses for the first three months of fiscal 1999 totaled $3,562 compared with a credit of $50,054 for the first quarter of 1998 and a credit of $27,654 for the fourth quarter of 1998. The increase in costs of $53,616 from the comparable quarter in 1998 reflects a substantial reduction in interest income as cash available for investment was used to fund operating losses and settlement litigation in fiscal 1998. The increase in costs of $31,216 from the preceding fiscal quarter was also due to a decrease in interest income.

Taxes on Income.
----------------

     The effective tax rate for the first quarter of fiscal 1999 was 37.9% compared to 31.6% for the first quarter of fiscal 1998 and 37.1% (benefit) for the fourth quarter of fiscal 1998.

Net Income.
-----------

     Net income for the first quarter of fiscal 1999 was $20,466 or $0.01 per share, compared with $138,881 or $0.09 per share for the first quarter of fiscal 1998 and a loss of $278,101 or $0.18 per share for the fourth quarter of 1998.

     The decrease in earnings of $118,415 was the result of lower revenues and lower operating margins of 2.5%. The earnings decline was attributable to the U.S. operations. The Griffin operation reported a net loss of $14,274. Net income at Montair remained on target with prior period levels.

     Net earnings increased $298,567 from the preceding fiscal quarter (from a loss of $278,101 to net income of $20,466), primarily as a result of higher revenues.

Shares Outstanding.
-------------------

     The average shares and equivalent shares outstanding were 1,590,571, 1,512,198 and 1,515,571 for the first fiscal quarter of 1999, the first fiscal quarter of 1998 and the fourth fiscal quarter of 1998.

Forward-Looking Statements.
---------------------------

     Certain forward-looking statements are made in this Management's Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors. Such factors include, but are not limited to, changes in the regulatory environment, general conditions in the environmental industry, the Company's competitive position, and economic conditions in international markets.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     ------------------------------------

                                    PART II

                               OTHER INFORMATION
                     ------------------------------------


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit 27.  Financial Data Schedules

          (b) A report was filed on Form 8K during the quarter ended December 31, 1998 (on November 5, 1998).



                                  SIGNATURES
                                  ==========

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CROWN ANDERSEN INC.



Dated:   February 9, 1999                By: /s/ Jack D. Brady
         -----------------                   ----------------------------
                                             Jack D. Brady
                                             Chairman of the Board
                                             (Duly Authorized Officer)


Dated:   February 9, 1999                By: /s/ Milton Emmanuelli
         -----------------                   ----------------------------
                                             Milton Emmanuelli
                                             Secretary and Treasurer
                                             (Principal Financial Officer)