Form 10-Q
period 1999-03-31
CROWN ANDERSEN INC
filed 1999-05-10
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED  March 31, 1999    COMMISSION FILE NUMBER  0-14229
                   --------------                            -------

                              CROWN ANDERSEN INC
                              ------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                     58-1653577
          --------                                     ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


     306 Dividend Drive, Peachtree City, Georgia              30269
     -------------------------------------------              -----
     (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  (770) 486-2000
                                                    --------------


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

===========================================================================
               Class                                   Outstanding at March 31,
               -----                                   ------------------------
     1999  Common Stock, $0.10 Par Value                    1,832,939 shares
     ----

                              CROWN ANDERSEN INC
                              ------------------

                                     INDEX
                                     -----


                                                                        PAGE NO.
                                                                        --------

Part I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheets--
               March 31, 1999 and September 30, 1998                        3

          Consolidated Statements of Income--
               Three Months and Six Months Ended March 31, 1999
               and 1998                                                     4

          Consolidated Statements of Cash Flows--
               Six Months Ended March 31, 1999 and 1998                     5

          Notes to Consolidated Financial Information                       6

          Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8

Part II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a vote of Security
                    Holders                                                12

          Item 6.   Exhibits and Reports on Form 8-K                       12

          SIGNATURES                                                       12

                      CROWN ANDERSEN INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             March 31,    September 30,
                                                                1999           1998
                                                            ------------  --------------
                                                            (Unaudited)     (Audited)
                    ASSETS
CURRENT:
   Cash and cash equivalents                                $   859,943     $ 1,171,097
   Receivables:
       Trade, less allowance of $158,730 and $99,324 for
        possible losses                                       2,242,877       2,432,605
       Other                                                    104,894          63,285
       Income taxes                                           1,009,816       1,354,594
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                    6,188,075       4,686,555
   Inventories                                                2,433,883       2,341,955
   Prepaid expenses                                             186,722          82,819
   Current maturities of long-term note receivable              490,000         490,000
   Deferred income taxes                                        184,730         148,730
                                                            -----------     -----------
            TOTAL CURRENT ASSETS                             13,700,940      12,771,640

RESTRICTED CASH                                               1,036,000       1,036,000
EQUIPMENT HELD FOR RESALE                                       490,000         490,000
PROPERTY AND EQUIPMENT, less accumulated depreciation         2,889,553       1,573,913
DEFERRED INCOME TAXES                                           601,513         601,513
PROPERTY HELD FOR RESALE                                      1,500,000       1,500,000
OTHER ASSETS                                                    977,234         111,051
                                                            -----------     -----------
                                                            $21,195,240     $18,084,117
                                                            ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                            $   993,171     $   670,000
   Accounts payable                                           3,641,582       2,025,031
   Accruals:
       Compensation                                             389,244         254,704
       Warranty                                                 160,000         333,000
       Miscellaneous                                            542,257         603,872
   Billings on uncompleted contracts in excess of cost
    and estimated earnings                                            -           6,113
   Current maturities of long-term debt                         835,721         775,000
   Deferred income taxes                                        514,739         531,164
                                                            -----------     -----------
          TOTAL CURRENT LIABILITIES                           7,076,714       5,198,884

LONG-TERM DEBT, less current maturities                          71,781               -
DEFERRED INCOME TAXES                                           282,790          21,790
                                                            -----------     -----------
             TOTAL LIABILITIES                                7,431,285       5,220,674
                                                            -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 20,000,000;
    issued 1,873,635; outstanding 1,832,939 and 1,515,571       187,364         156,164
   Additional paid-in capital                                 3,826,301       2,905,801
   Treasury stock; 40,696, at cost                             (270,235)       (295,733)
   Retained earnings                                          9,967,901       9,904,257
   Foreign currency translation adjustment                       52,624         192,954
                                                            -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY                      13,763,955      12,863,443
                                                            -----------     -----------

                                                            $21,195,240     $18,084,117
                                                            ===========     ===========


         See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                      FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                        ENDED MARCH 31,            ENDED MARCH 31,
                                    ------------------------  -------------------------
                                      1999            1998       1999           1998
                                    ---------    -----------  ---------    ------------
REVENUES:
  Contracts                         $ 4,482,346  $ 3,913,819   $ 8,050,459  $ 8,310,060
  Sales                                 530,708      570,654     1,066,387      928,502
  Other                                      -             -        27,138       16,835
                                    -----------  -----------   -----------  -----------
                                      5,013,054    4,484,473     9,143,984    9,255,397
                                    -----------  -----------   -----------  -----------

COSTS AND EXPENSES:
  Cost of contracts and sales         4,070,733    3,778,120     7,444,327    7,552,818
  Selling, general and
   administrative                       888,264      751,636     1,609,072    1,594,935
  Interest and other                    (11,321)     (57,466)       (7,759)    (107,520)
                                    -----------  -----------   -----------  -----------
                                      4,947,676    4,472,290     9,045,640    9,040,233
                                    -----------  -----------   -----------  -----------

  Income from operations before
    taxes on income                      65,378       12,183        98,344      215,164

TAXES ON INCOME                          22,200        3,300        34,700       67,400
                                    -----------  -----------   -----------  -----------
    NET INCOME                      $    43,178  $    8,883    $    63,644   $   147,764
                                    ===========  ==========    ===========   ===========

AVERAGE NUMBER OF SHARES - BASIC     1,825,403    1,515,571      1,707,584     1,513,885
AVERAGE NUMBER OF SHARES - DILUTED   1,882,011    1,515,571      1,761,233     1,513,885

EARNINGS PER SHARE
 BASIC                              $     0.02   $     0.01    $      0.04   $      0.1O
 DILUTED                            $     0.02   $     0.01    $      0.04   $      0.1O


         See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Six Months Ended March 31,
                                                         --------------------------
                                                             1999          1998
                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from operations                            $    63,644   $   147,764
   Items in income from operations not affecting cash:
       Depreciation and amortization                         148,232       123,611
       Provision for valuation of soil processor unit              -        90,000
       Deferred income taxes                                       -          (500)
   Cash provided by (used for)
       Trade and other receivables                           831,580    (1,747,917)
       Refundable income taxes                                43,456      (204,656)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                (1,501,520)    1,375,211
       Inventories                                           338,567        45,562
       Prepaid expenses                                      (70,914)      (52,819)
       Accounts payable                                    1,339,127    (1,238,674)
       Accrued expenses                                       54,276      (641,641)
       Billings on uncompleted contracts in excess of
        costs and estimated earnings                          (6,113)     (117,721)
       Other                                                  17,802       (33,818)
                                                         -----------   -----------

   Cash provided by (used for) operating activities        1,258,137    (2,255,598)
                                                         -----------   -----------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of note receivable                                   -       150,000
   Investment in Griffin Environmental Company Inc.       (2,296,010)            -
   Capital expenditures                                      (66,321)      (51,171)
                                                         -----------   -----------
   Cash provided by (used for) investing activities       (2,362,331)       98,829
                                                         -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in long-term debt                               (39,279)     (444,736)
   Decrease in notes payable                                (134,835)            -
   Sale of common stock                                      977,198        24,027
                                                         -----------   -----------
   Cash provided by (used for) financing activities          803,084      (420,709)
                                                         -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (10,044)       (1,820)
                                                         -----------   -----------
CASH AND CASH EQUIVALENTS:
   Net decrease during the period                           (311,154)   (2,579,298)
   Balance at beginning of period                          1,171,097     4,894,371
                                                         -----------   -----------
   BALANCE AT END OF PERIOD                              $   859,943   $ 2,315,073
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

2.   Earnings per share:
     ------------------

     Earnings per share is computed based on the weighted average of common shares, common stock options and warrants (using the treasury stock method) in accordance with FAS 128 "Earnings Per Share."

3.   Stock options and warrants:
     --------------------------

     As of March 31, 1999, options to purchase 132,000 shares at an average price of $4.36 were outstanding under the Company's stock option plan. The Company also has outstanding warrants to purchase 110,000 shares of common stock under the Directors Stock Warrant Plan at $4.36 per share.

     On April 2, 1999, options to purchase 177,900 common shares at a price of $4.50 per share were granted to key employees. On April 9, 1999, eligible directors purchased warrants to purchase 190,000 shares of common stock at $4.50 per share.

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

5.   Inventories:
     -----------

     Inventories were $2,433,883 and $2,341,955 as of March 31, 1999 and September 30, 1998. Included in inventories is approximately $1,120,000 related to incineration equipment purchased from a former competitor.

6.   Restricted cash:
     ---------------

     As of March 31, 1999, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in December 1999.

7.   Equipment held for resale:
     -------------------------

     On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through March 31, 1999, the carrying value of this unit has been reduced to $490,000.

8.   Commitments and contingencies:
     ------------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1998 (Note 12 to the Consolidated Financial Statements).

9.   Litigation settlement:
     ---------------------

     During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note and the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The Company is in the process of negotiations with potential purchasers. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's March 31, 1999 balance sheet includes these assets as "property held for sale" and the note payable of $670,000.

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

     The Company purchased Griffin for $2.6 million. This was comprised of cash of $2.3 million and a one-year promissory note of $271,000 secured by a second mortgage on the real estate. The note bears annual interest at 4.33%, payable monthly, and the principal is due on December 16, 1999.

     The acquisition includes the purchase of assets comprised primarily of inventories, accounts receivable, and property, plant, and equipment. Liabilities assumed in the acquisition consist primarily of trade accounts payable, customer deposits, long term debt, and other accrued liabilities. The transaction was accounted for under the purchase method of accounting whereby all assets and liabilities were valued at their current fair market value at December 16, 1998.

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

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Introduction:
------------

     Crown Andersen Inc. (Crown Andersen or the Company) is a publicly-traded holding company for Andersen 2000 Inc. (Andersen), Griffin Environmental Company Inc. (Griffin), and, through Andersen, owns all of the outstanding stock of Montair Andersen bv (Montair). The Company is engaged exclusively in the pollution control, product recovery and waste processing equipment businesses.

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents at March 31, 1999 decreased $311,154 to $859,943 from the September 30, 1998 balance of $1,171,097. The decrease resulted from the expenditure of cash to acquire Griffin Environmental Company Inc. Cost and estimated earnings in excess of billings on uncompleted contracts increased $1,501,520. However, this increase was offset by an increase in payables and decreases in receivables and inventories. Cash provided by operating activities amounted to $1,258,137.

     Cash used for investing activities totaled $2,362,331. This amount includes $2,296,010 for the acquisition of Griffin and capital expenditures of $66,321.

     Cash provided by financing activities totaled $803,084. This includes $977,198 in proceeds from the sale of common stock and debt reduction of $174,114.

     Both Andersen and Montair realized a positive cash flow from operations, primarily as a result of a decrease in receivables and an increase in payables.

     As disclosed in Note 7 to the Consolidated Financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to $490,000 as of March 31, 1999 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale and has a number of active negotiations underway for its sale.

     As of March 31, 1999, the Company had borrowed $50,000 against its $5.0 million U.S. line of credit, the $0.4 million credit facility available to Montair, and the $0.5 million credit facility available to Griffin. The amount of $4.7 million remained available for borrowing under these credit facilities as $1.2 million in letters of credit are outstanding against the U.S. line of credit. The U.S. line of credit is up for renewal on June 30, 1999. The Company expects to utilize its existing credit facility to fund anticipated cash needs resulting from normal operations.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $270,235 of net treasury stock purchases is reflected in the Company's balance sheet as of March 31, 1999.

     As of March 31, 1999, the Company's equity in its Montair operation had decreased in value by $140,330 from September 30, 1998 as a result of a decrease in the foreign currency translation adjustment, reflecting a 9% increase in the U.S. dollar against the Dutch guilder.

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

     The Company's internal computer programs and systems consist of programs and systems relating to virtually all segments of the Company's business, including customer database management, marketing, order processing, production budgeting, financial reporting, customer service, investor relations, proposal generation, cash management and other key information systems.

These systems include a mainframe computer, personal computers, phones, ancillary sources, internally developed software, and third-party software programs.

     The Company has not yet completed its review of these programs and systems. The Company does not expect that any required changes to such programs and systems will cause the Company to incur material costs or present challenges that cannot be addressed prior to the end of calendar 1999. The Company expects to complete its reviews of these programs and systems within the next four months.

     The computer programs and operating systems used by entities with whom the Company has commercial relationships also pose potential problems relating to the year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems and the Company has not developed a plan for assessing them.

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

Results of Operations:
---------------------

Revenues.
---------

       Revenues for the first six months of fiscal 1999 were $9,143,984 compared with $9,255,397 for the first six months of fiscal 1998. For the second quarter of fiscal 1999, revenues were $5,013,054 compared with $4,484,473 for the comparable figure in 1998 and $4,130,930 for the first three months of fiscal 1999. Foreign sales (including export sales by Andersen and sales by Montair) were $2.6 million and $7.3 million for the first six months of 1999 and 1998, respectively, and accounted for 28.5% and 79.0% of revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

     Six months revenues in 1999 decreased $111,413 from fiscal 1998. Revenues at Andersen declined $1,247,898 (17%) while sales at Montair increased $127,580 (7%). The decrease at Andersen was partially offset by four months sales at the newly acquired subsidiary, Griffin Environmental Company Inc.

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

     Second quarter 1999 revenues increased $528,581 (12%) from the comparable period in 1998. The increase increase reflects higher revenues from Montair and sales from Griffin Environmental Company Inc. (the newly acquired subsidiary) which offset a decline in revenues at Andersen of $555,815.

     Second quarter 1999 revenues increased $882,124 (21%) from the preceding fiscal quarter, primarily as a result of sales by Griffin Environmental Company Inc., the newly acquired subsidiary.

Cost of Sales.
--------------

     For the first six months of fiscal 1999, cost of sales totaled $7,444,327 as compared with $7,552,818 for the first six months of fiscal 1998. Second quarter 1999 cost of sales were $4,070,733 as compared with $3,778,120 for the second quarter of 1998 and $3,373,594 for the first quarter of 1999.

     Cost of sales for the first six months of 1999 decreased $108,491 (1.4%) from the similar period in 1998 as a result of lower sales. Fiscal 1999 cost of sales reflects four months operations of Griffin (the recently acquired subsidiary).

     Second quarter 1999 cost of sales increased $697,139 (21%) from the preceding fiscal year as a result of higher sales by Griffin, the newly acquired subsidiary.

Selling, General and Administrative Costs.
------------------------------------------

     Selling, general and administrative costs for the first six months of fiscal 1999 were $1,609,072 compared with $1,594,935 for the first six months of 1998. For the second quarter of 1999, selling, general and administrative costs were $888,264, as compared with $751,636 in the comparable period of 1998 and $720,808 for the first quarter of 1999. As a percentage of revenues, selling, general and administrative costs were 17.6%, 17.3%, 17.7%, 16.7% and 17.4% and 17.4% of revenues for the first six months of 1999 and 1998, the second quarters of 1999 and 1998, and the first quarter of 1999, respectively. The current period increases of $14,137 (1%) and $136,628 (18%) from the comparable six months and second quarter periods of 1998 are primarily attributable to the expenses incurred by Griffin (the newly acquired subsidiary), offset by a reduction in the valuation provision on equipment held for resale.

     Second quarter 1999 expenses increased $167,456 (23%), primarily as a result of expenses incurred by Griffin (the newly acquired subsidiary).

Interest and Other (Income) Expenses.
-------------------------------------

     Interest and other (income) expenses for the first six months of fiscal 1999 totaled $7,759 (credit), compared with a credit of $107,520 for the comparable period in 1998. For the second quarter of 1999, interest and other expenses were $11,321 (credit) compared to a credit of $57,466 for the second quarter of 1998, and an expense of $3,562 for the first quarter of 1999. The increase in costs of $46,145 and $99,761 in the current six months and second quarter period reflect a substantial reduction in interest income as cash available for investment was used to pay down debt and to settle litigation. The decrease in costs of $14,883 from the preceding fiscal quarter reflect higher rental income and a gain in disposition of assets realized in the current 1999 quarter.

Taxes on Income.
----------------

     The effective tax rate for all periods are:

     First 6 months of 1999   -   35.3%
     First 6 months of 1998   -   31.3%
     Second quarter of 1999   -   34.0%
     Second quarter of 1998   -   27.1%
     First quarter of 1999    -   37.9%

Net Income.
-----------

     Net income for the first six months of fiscal 1999 was $63,644 or $0.04 per share, compared with $147,764 or $0.10 per share for the first six months of fiscal 1998. For the second quarter of 1999, net income was $43,178 or $0.02 per share compared with $8,883 or $0.01 per share for the second quarter of 1998 and $20,466 or $0.01 per share for the first quarter of 1999.

     Net income declined $84,120 in the current six month period, primarily as a result of higher interest and general and administrative costs. Revenues declined 1%. The earnings decline was entirely attributable to Andersen. The Griffin operation reported net income of $6,837, offsetting a loss of $14,274 reported in the preceding quarter. Montair reported net income of $45,899, compared to a loss of $43,736 in the comparable period of 1998.

     In the second quarter of fiscal 1999, Griffin reported net income of $21,111 or 49% of the net income reported for the quarter. Net income increased $22,712 from the preceding fiscal quarter, as a result of operations at Griffin.

Shares Outstanding.
-------------------

     The average shares and equivalent shares outstanding for all periods were:

                                   BASIC          DILUTED
                                   -----          -------

     First 6 months of 1999        1,707,584      1,761,233
     First 6 months of 1998        1,513,885      1,513,885
     Second quarter of 1999        1,825,403      1,882,011
     Second quarter of 1998        1,515,571      1,515,571
     First Quarter of 1999         1,590,571      1,590,571

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

                      CROWN ANDERSEN INC AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION
                               =================


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The Annual Meeting of Stockholders of the registrant was held on February 10, 1999. At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14 of the Exchange Act and all management nominees for the directors listed in the proxy statement were elected. There was no solicitation in opposition to management's nominees. In addition, the following proposals were approved:

                    The appointment of BDO Seidman, LLP, as independent accountants of the Company for the fiscal year ending September 30, 1999.

                    The amendment of the Company's 1998 Directors Stock Warrant Plan.

                    The amendment of the Company's 1998 Incentive Stock Option Plan.

                    The amendment of the Certificate of Incorporation.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit 27.    Financial Data Schedule

          (b) The Company filed a report on Form 8K during the quarter ended March 31, 1999 (on January 15, 1999).

                                  SIGNATURES
                                  ==========

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWN ANDERSEN INC.

Dated:  May 7, 1999                     By: /s/ Jack D. Brady
        -----------                        ------------------
                                            Jack D. Brady
                                            Chairman of the Board
                                            (Duly Authorized Officer


Dated:  May 7, 1999                     By: /s/ Milton Emmanuelli
        -----------                        ----------------------
                                            Milton Emmanuelli
                                            Secretary and Treasurer
                                            (Principal Financial Officer)