Form 10-Q
period 1999-06-30
CROWN ANDERSEN INC
filed 1999-08-11
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR QUARTER ENDED June 30, 1999 COMMISSION FILE NUMBER 0-14229

                              CROWN ANDERSEN INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 Delaware                                        58-1653577
--------------------------------------------------------------------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)


       306 Dividend Drive, Peachtree City, Georgia                   30269
--------------------------------------------------------------------------------
       (Address of principal executive offices)                    (Zip Code)


  Registrant's telephone number, including area code      (770) 486-2000
                                                     ---------------------------


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

================================================================================
                   Class                       Outstanding at June 30, 1999
       -----------------------------           ----------------------------
        Common Stock, $0.10 Par Value                1,832,939 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----



                                                                        PAGE NO.
                                                                        --------

Part I.   FINANCIAL INFORMATION:

               Consolidated Balance Sheets--
                    June 30, 1999 and September 30, 1998                    3

               Consolidated Statements of Income--
                    Three Months and Six Months Ended June 30, 1999
                    and 1998                                                4

               Consolidated Statements of Cash Flows--
                    Six Months Ended June 30, 1999 and 1998                 5

               Notes to Consolidated Financial Information                  6

               Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           9

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES                                                        14

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   June 30,    September 30,
                                                                     1999           1998
                                                                 -----------   -------------
                                                                 (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                     $   717,927     $ 1,171,097
   Receivables:
       Trade, less allowance of $165,477 and $99,324 for
        possible losses                                            3,896,107       2,432,605
       Other                                                         150,681          63,285
       Income taxes                                                  309,104       1,354,594
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                         6,238,604       4,686,555
   Inventories                                                     2,154,932       2,341,955
   Prepaid expenses                                                  147,094          82,819
   Current maturities of long-term note receivable                   490,000         490,000
   Deferred income taxes                                             184,730         148,730
                                                                 -----------     -----------
            TOTAL CURRENT ASSETS                                  14,289,179      12,771,640

RESTRICTED CASH                                                    1,036,000       1,036,000
EQUIPMENT HELD FOR RESALE                                            490,000         490,000
PROPERTY AND EQUIPMENT, less accumulated depreciation              2,820,181       1,573,913
DEFERRED INCOME TAXES                                                601,513         601,513
PROPERTY HELD FOR RESALE                                           1,500,000       1,500,000
OTHER ASSETS                                                         962,030         111,051
                                                                 -----------     -----------

                                                                 $21,698,903     $18,084,117
                                                                 ===========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                 $   774,171     $   670,000
   Accounts payable                                                4,681,093       2,025,031
   Accruals:
       Compensation                                                  349,100         254,704
       Warranty                                                      179,000         333,000
       Miscellaneous                                                 555,571         603,872
   Billings on uncompleted contracts in excess of cost
    and estimated earnings                                                 -           6,113
   Current maturities of long-term debt                              809,496         775,000
   Deferred income taxes                                             507,283         531,164
                                                                 -----------     -----------
             TOTAL CURRENT LIABILITIES                             7,855,714       5,198,884

LONG-TERM DEBT, less current maturities                               45,283               -
DEFERRED INCOME TAXES                                                282,790          21,790
                                                                 -----------     -----------
             TOTAL LIABILITIES                                     8,183,787       5,220,674
                                                                 -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 20,000,000;
    issued 1,873,635; outstanding 1,832,939 and
    1,515,571                                                        187,364         156,164
   Additional paid-in capital                                      3,826,301       2,905,801
   Treasury stock; 40,696, at cost                                  (270,235)       (295,733)
   Retained earnings                                               9,783,411       9,904,257
   Foreign currency translation adjustment                           (11,725)        192,954
                                                                 -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY                              13,515,116      12,863,443
                                                                 -----------     -----------

                                                                 $21,698,903     $18,084,117
                                                                 ===========     ===========

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                        FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                      -------------------------      ---------------------------
                                         1999          1998             1999            1998
                                      ----------    -----------      -----------     -----------
REVENUES:
  Contracts                           $3,815,328    $ 1,798,802      $11,865,787     $10,108,862
  Sales                                  397,743        513,800        1,464,130       1,442,302
  Other                                   35,782              -           62,920          16,835
                                      ----------    -----------      -----------     -----------
                                       4,248,853      2,312,602       13,392,837      11,567,999
                                      ----------    -----------      -----------     -----------

COSTS AND EXPENSES:
  Cost of contracts and sales          3,709,069      2,328,297       11,153,396       9,881,115
  Selling, general and
   administrative                        829,323        603,205        2,438,395       2,198,140
  Interest and other                       8,351        (12,706)             592        (120,126)
  Loss on litigation settlement                -        900,000                -         900,000
                                      ----------    -----------      -----------     -----------
                                       4,546,743      3,818,796       13,592,383      12,859,129
                                      ----------    -----------      -----------     -----------

  Income (loss) from operations
   before taxes on income               (297,890)    (1,506,194)        (199,546)     (1,291,130)

TAXES (TAX BENEFIT) ON INCOME           (113,400)      (510,500)         (78,700)       (443,200)
                                      ----------    -----------      -----------     -----------

    NET INCOME (LOSS)                 $ (184,490)   $  (995,694)     $  (120,846)    $ (847,930)
                                      ==========    ===========      ===========     ===========


AVERAGE NUMBER OF SHARES - BASIC       1,832,939      1,515,571        1,749,369       1,514,447
AVERAGE NUMBER OF SHARES - DILUTED     1,970,531      1,515,571        1,837,785       1,514,447

EARNINGS (LOSS) PER SHARE
 BASIC                                $    (0.10)    $    (0.66)     $     (0.07)    $     (0.56)
 DILUTED                              $    (0.10)    $    (0.66)     $     (0.07)    $     (0.56)

          See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           Nine Months Ended June 30,
                                                          ----------------------------
                                                              1999           1998
                                                          ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $   (120,846)   $  (847,930)
   Adjustments to reconcile net income to net cash
       Depreciation and amortization                           229,559        165,774
       Provision for valuation of soil processor unit                -        135,000
       Deferred income taxes                                         -           (500)
   Cash provided by (used for)
       Trade and other receivables                            (907,229)      (611,648)
       Refundable income taxes                                  33,839        (38,270)
       Costs and estimated earnings in excess of
        billings on uncompleted contracts                   (1,552,048)     1,009,199
       Inventories                                             613,529        162,258
       Prepaid expenses                                        (31,269)        13,417
       Accounts payable                                      2,400,336     (2,128,108)
       Accrued expenses                                        757,655     (1,261,492)
       Billings on uncompleted contracts in excess of
        costs and estimated earnings                            (6,113)      (112,677)
       Other                                                    (1,480)       (16,018)
                                                           -----------    -----------
   Cash provided by (used for) operating activities          1,415,933     (3,530,995)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of note receivable                                     -        150,000
   Investment in Griffin Environmental Company Inc.         (2,296,010)             -
   Capital expenditures                                        (93,719)       (56,352)
   Assets received in litigation settlement                          -     (1,500,000)
                                                           -----------    -----------
   Cash used for investing activities                       (2,389,729)    (1,406,352)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in long-term debt                                (284,504)      (469,733)
   Increase (decrease) in notes payable                       (161,333)       970,442
   Sale of common stock                                        977,198         24,027
                                                          ------------    -----------
   Cash provided by financing activities                       531,361        524,736
                                                          ------------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (10,735)          (711)
                                                          ------------    -----------
CASH AND CASH EQUIVALENTS:
   Net decrease during the period                             (453,170)    (4,413,322)
   Balance at beginning of period                            1,171,097      4,894,371
                                                          ------------    -----------
   BALANCE AT END OF PERIOD                               $    717,927    $   481,049
                                                          ============    ===========

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

3.   Stock options and warrants:
     --------------------------

     As of June 30, 1999, options to purchase 309,900 shares at an average price of $4.44 were outstanding under the Company's stock option plan. This includes options to purchase 177,900 shares at $4.50 per share granted to key employees on April 2, 1999.

     The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share, including warrants to purchase 190,000 shares at $4.50 per share purchased by directors on April 9, 1999. Of the total 300,000 warrants outstanding, only 16,000 are vested.

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

5.   Inventories:
     -----------

     Inventories were $2,154,932 and $2,341,955 as of June 30, 1999 and September 30, 1998. Included in inventories is approximately $1,120,000 related to incineration equipment purchased from a former competitor.

6.   Restricted cash:
     ---------------

     As of June 30, 1999, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in December 1999.

7.   Equipment held for resale:
     -------------------------

     On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through June 30, 1999, the carrying value of this unit has been reduced to $490,000.

8.   Commitments and contingencies:
     ------------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1998 (Note 12 to the Consolidated Financial Statements), except as noted below:

     On June 17, 1999, the Company filed a claim for arbitration in Singapore seeking to settle a contractual dispute with a customer in connection with the sale of equipment in Indonesia. The equipment has been delivered, installed and, in management's opinion, has operated in accord with the contract. The customer is claiming the equipment has not met certain performance specifications, but has provided no evidence to support this position. The Company's claim is for $2.3 million. As of June 30, 1999, the Company has recorded $1.9 million in accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts. Management believes that it will prevail and recover the amount claimed in this dispute. Accordingly, no specific reserve has been established for this matter. The inability of management to satisfactorily resolve this matter with the customer and collect the outstanding receivable could have a material unfavorable effect on the Company's financial statements.

9.   Litigation Settlement
     ---------------------

     During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note and the amount of $670,000. The note has been paid in full. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The Company is in the process of negotiations with potential purchasers. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's June 30, 1999 balance sheet includes these assets as "property held for sale." The buildings on this property total 128,600 sq. ft. and the land totals 27.41 acres. Buildings and land in this area are selling at prices which management believes supports its valuation of these assets.

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

     The acquisition included the purchase of assets comprised primarily of inventories, accounts receivable, and property, plant, and equipment. Liabilities assumed in the acquisition consist primarily of trade accounts payable, customer deposits, long term debt, and other accrued liabilities. The transaction was accounted for under the purchase method of accounting whereby all assets and liabilities were valued at their current fair market value at December 16, 1998.

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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents at June 30, 1999 decreased $451,370 from the September 30, 1998 balance of $1,171,097. The decrease resulted from the expenditure of cash to acquire Griffin Environmental Company Inc. Cost and estimated earnings in excess of billings on uncompleted contracts increased
$1,552,048.  Receivables also increased $907,229.   However, these increases
were offset by income tax refunds, an increase in payables, and a decrease in inventories. Cash provided by operating activities amounted to $1,415,933.

     Cash used for investing activities totaled $2,389,729. This amount includes $2,296,010 for the acquisition of Griffin and capital expenditures of $93,719, mostly at Griffin.

     Andersen realized a positive cash flow from operations as a result of an increase in payables and income tax refunds. At Montair, profitable operations contributed to a positive cash flow from operations.

     As disclosed in Note 7 to the Consolidated Financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to $490,000 as of June 30, 1999 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale and has active negotiations underway for its sale.

     As of June 30, 1999, the Company had borrowed $500,000 against its $5.0 million U.S. line of credit, the $0.4 million credit facility available to Montair, and the $0.5 million credit facility available to Griffin. The amount of $4.9 million remained available for borrowing under these credit facilities as $0.5 million in letters of credit are outstanding against the U.S. line of credit. The U.S. line of credit is up for renewal on September 30, 1999. The Company expects to utilize its existing credit facility to fund anticipated cash needs resulting from normal operations.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $270,235 of net treasury stock purchases is reflected in the Company's balance sheet as of June 30, 1999.

     As of June 30, 1999, the Company's equity in its Montair operation had decreased in value by $204,679 from September 30, 1998 as a result of a decrease in the foreign currency translation adjustment, reflecting a 13% increase in the U.S. dollar against the Dutch guilder.

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

     The Company is presently completing its review of these programs and systems. The Company does not expect that any required changes to such programs and systems will cause the Company to incur material costs or present challenges that cannot be addressed prior to the end of calendar 1999. The Company expects to complete its reviews of these programs and systems within the next three months.

     The computer programs and operating systems used by entities with whom the Company has commercial relationships also pose potential problems relating to the year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems and the Company initiated a process to assess these risks. The assessment will be complete in three months.

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

Results of Operations:
---------------------

Revenues.
---------

     Revenues for the first nine months of fiscal 1999 were $13,392,837 compared with $11,567,999 for the first nine months of fiscal 1998. For the third quarter of fiscal 1999, revenues were $4,248,853 compared with $2,312,602 for the comparable figure in 1998 and $5,013,054 for the second quarter of fiscal 1999. Foreign sales (including export sales by Andersen and sales by

Montair) were $3.5 million and $8.1 million for the first nine months of 1999 and 1998, respectively, and accounted for 26.3% and 69.6% of revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

     Nine months revenues in 1999 increased $1,824,838 (15.8%) from fiscal 1998. Revenues at newly acquired Griffin Environmental Company Inc. accounted for all of the increase. Sales at Montair declined $143,053 while sales at Andersen declined $17,127.

     The Company continues to rely on the international market for some of its revenues. Demand for the Company's products in the domestic market has remained low over the last five years because of uncertainty in changes in United States regulations. However, the Company experienced an increase in domestic business in late 1998 and expects this to continue to increase in 1999. There are orders for $10 million in domestic projects which the Company expects to receive in the next three months. In addition, the Montair subsidiary received an order for $3.1 million - its largest ever. Depending on timing, these orders may substantially contribute to revenues in the next two fiscal quarters.

     Third quarter 1999 revenues increased $1,936,251 (84%) from the comparable period in 1998. The increase increase reflects higher revenues at Andersen of $1,230,771 and revenues at Griffin ($946,225) which offset a decrease in revenues at Montair of $240,745.

     Third quarter 1999 revenues declined $764,201 compared with the second quarter of 1999. The decline was entirely attributable to Andersen.

Cost of Sales.
--------------

     For the first nine months of fiscal 1999, cost of sales totaled $11,153,396 as compared with $9,881,115 for the first nine months of fiscal 1998. Third quarter 1999 cost of sales were $3,709,069 as compared with $2,328,297 for the third quarter of 1998 and $4,070,733 for the second quarter of 1999.

     Cost of sales for the first nine months of 1999 increased $1,272,281 (14%) from the similar period in 1998 as a result of higher sales. Fiscal 1999 cost of sales reflects seven months operations of Griffin (the recently acquired subsidiary).

     Third quarter 1999 cost of sales increased $1,380,772 (59.3%) from the comparable period of 1998 as a result of higher sales. The fiscal 1999 quarter includes $946,225 in revenues generated by Griffin.

     Third quarter 1999 cost of sales decreased $361,664 (9%) from the preceding fiscal quarter as a result of lower revenues.

Selling, General and Administrative Costs.
------------------------------------------

     Selling, general and administrative costs for the first nine months of fiscal 1999 were $2,438,395 compared with $2,198,140 for the first nine months of 1998. For the third quarter of

1999, selling, general and administrative costs were $829,323, as compared with $603,205 in the comparable period of 1998 and $888,264 for the second quarter of 1999. As a percentage of revenues, selling, general and administrative costs were 18.2%, 19.0%, 19.5%, 26.1% and 17.8% of revenues for the first nine months of 1999 and 1998, the third quarters of 1999 and 1998, and the second quarter of 1999, respectively. The current period increases of $240,255 (11%) and $226,108 (37%) from the comparable nine months and third quarter periods of 1998 are primarily attributable to the expenses incurred by Griffin (the newly acquired subsidiary), offset by a reduction in the valuation provision on equipment held for resale.

     Third quarter 1999 expenses decreased by $58,941 (7%) from the preceding fiscal quarter, primarily as a result of expense reductions at Andersen.

Interest and Other (Income) Expenses.
-------------------------------------

     Interest and other (income) expenses for the first nine months of fiscal 1999 totaled $592, compared with a credit of $120,126 for the comparable period in 1998. For the third quarter of 1999, interest and other expenses were $8,351, compared to a credit of $12,706 for the third quarter of 1998, and a credit of $11,321 for the second quarter of 1999. The increase in costs of $120,718 and $21,059 in the current nine months and third quarter period reflect a substantial reduction in interest income as cash available for investment was used to pay down debt and to settle litigation. The increase in costs of $19,672 from the preceding fiscal quarter reflects higher costs at Griffin and a reduction in rental income.

Loss on Litigation Settlement.
------------------------------

     The Company recorded a loss on litigation settlement of $900,000 in the third quarter of 1998 (See Note 9 to the Form 10Q.)

Taxes on Income.
----------------

     The effective tax rate for all periods are:

     First 9 months of 1999     -     34.9% - benefit
     First 9 months of 1998     -     34.3% - benefit
     Third quarter of 1999      -     38.0% - benefit
     Third quarter of 1998      -     34.0% - benefit
     Second quarter of 1999     -     34.0% - expense

Net Loss.
---------

     For the first nine months of 1999, the Company suffered a net loss of $120,846 or $0.07 per share, compared to a net loss of $847,930 or $0.56 per share for the first nine months of 1998. For the third quarter of 1999, the net loss was $184,490 or $0.10 per share, compared with a loss of $995,694 or $0.66 per share for the third quarter of 1998 and net income of $43,178 or $0.02 per share for the second quarter of 1999.

     The net loss in the current nine month period declined $727,084 from the loss reported in 1998. In 1998, the Company reported a loss as a result of litigation settlement in the amount of $900,000 ($0.60 per share pre-tax). Montair reported net income of $73,283 in 1999 compared to $37,002 in 1998.

     The third quarter net loss of $184,490 was entirely attributable to operations at Andersen, primarily as a result of low revenues and continuing high warranty costs.

     Net income declined $227,568 from the preceding fiscal quarter as a result of lower revenues and lower operating margins.

     While the Company expects to replenish its backlog with several large orders in the next two months, these orders may not be processed in time to avoid reporting a loss for the fourth quarter of 1999.

Shares Outstanding.
-------------------

     The average shares and equivalent shares outstanding for all periods were:

                                    BASIC          DILUTED
                                    -----          -------
     First 9 months of 1999       1,749,369       1,837,785
     First 9 months of 1998       1,514,447       1,514,447
     Third quarter of 1999        1,832,939       1,970,531
     Third quarter of 1998        1,515,571       1,515,571
     Second Quarter of 1999       1,825,403       1,882,011

Forward-Looking Statements.
--------------------------

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

                      CROWN ANDERSEN INC AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION
                          ===========================

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit 27.    Financial Data Schedule

          (b) No reports on Form 8K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES
                                  ==========

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CROWN ANDERSEN INC.

Dated:  August 9, 1999                  By: /s/ Jack D. Brady
                                            ------------------------------
                                            Jack D. Brady
                                            Chairman of the Board
                                            (Duly Authorized Officer)


Dated:  August 9, 1999                  By:  /s/ Milton Emmanuelli
                                             -----------------------------
                                             Milton Emmanuelli
                                             Secretary and Treasurer
                                             (Principal Financial Officer)