Form 10-K405
period 1999-09-30
CROWN ANDERSEN INC
filed 1999-12-28
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from _________ to __________

                         Commission File Number 0-14229

                              CROWN ANDERSEN INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     58-1653577
(State of Incorporation)                                     (I.R.S.Employer
                                                             Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

At December 17, 1999 there were 1,833,822 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant as of December 17, 1999 was $10,267,866.


                     Documents incorporated by reference:
                     -----------------------------------

Portions of the Registrant's 1999 Annual Report are incorporated by reference in
Part I and Part II hereof. Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on February 9, 2000 are incorporated by reference in Part III hereof.
                                 Page 1 of 20
                          Index of Exhibits on Page 19

                              CROWN ANDERSEN INC.

                          Annual Report on Form 10-K

                 For the Fiscal Year Ended September 30, 1999



                               TABLE OF CONTENTS
                               -----------------

                                    PART I
                                    -------
Item No.                                                                     Page No.
--------                                                                     --------
 1        Business                                                                  3
 2        Properties                                                                8
 3        Legal Proceedings                                                         9
 4        Submission of Matters to a Vote of Security Holders                       9
 4(A )    Executive Officers of the Registrant                                      9

                                    PART II
                                    -------

 5        Market for the Registrant's Common Equity and Related                    10
          Stockholder Matters
 6        Selected Financial Data                                                  10
 7        Management's Discussion and Analysis of Financial Condition and          10
          Results of Operation
 8        Financial Statements and Supplementary Data                              10
 9        Changes in and Disagreements with Accountants on Accounting and          10
          Financial Disclosure

                                   PART III
                                   --------

10        Directors and Executive Officers of the Registrant                       10
11        Executive Compensation                                                   11
12        Security Ownership of Certain Beneficial Owners and Management           11
13        Certain Relationships and Related Transactions                           11

                                    PART IV
                                    -------

14        Exhibits, Financial Statement Schedules and Reports on Form 8-K          11
          Signatures                                                               15
          Index to Financial Statement Schedules                                   19

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

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

     On December 16, 1998, the Company purchased all of the outstanding stock of Griffin Environmental Company, Inc. ("Griffin"). Griffin, based in Syracuse, New York, is a manufacturer of fabric filter and cartridge dust collectors, product recovery and pollution control equipment.

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

     As used hereinafter, unless otherwise indicated, the term "Company" refers to Crown Andersen Inc. and its subsidiaries, the term "Andersen" refers to Andersen 2000 Inc. and Montair Andersen bv, and the term "Griffin" refers to Griffin Environmental Company, Inc.

                          Business and Products
                          ---------------------

     Andersen began operations in 1971 as a manufacturer of particle sizing instrumentation used primarily in the air pollution control field. In fiscal 1975, Andersen acquired a limited industrial air pollution control equipment line. During fiscal 1978, Andersen sold the particle sizing instrumentation segment of its business and expanded its industrial pollution control equipment segment. In fiscal 1982, Andersen embarked on a program designed to expand its industrial manufacturing capabilities into related product areas. As a result of that program, Andersen began to manufacture and sell heavy duty industrial fans and condensing heat exchange equipment in fiscal 1983. In fiscal 1984, Andersen began to design, manufacture, and sell chemical and industrial waste incineration systems as well as spray dryers and began to offer contract chemical and mechanical engineering services. In fiscal 1990, Andersen began offering turnkey medical waste incineration plants to its customers and expanded that business in 1991 and 1992. In fiscal 1994, Andersen expanded its incineration product line to include a new line of solid waste incinerators. Materials handling products were also added for waste processing. In fiscal 1996, Andersen purchased from a former competitor the technology to manufacture a line of small vertical incinerators and controlled air incinerators.

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

     Griffin designs, manufactures, and sells a line of fabric filters and cartridge dust collectors, process recovery and pollution control equipment for a variety of industries, including chemicals, food processing, concrete, steel, other metals, clays, paper, glass, and other industries.

                             Sales and Distribution
                             ----------------------

     In general, Andersen's and Griffin's products are marketed to various industrial manufacturing concerns in the United States by independent sales representatives in exclusive territories. Sales of Griffin and Andersen products are made in all regions of the country, with no one region serving as a dominant market for these products. International sales result from the efforts of Andersen, Griffin, and Montair Andersen employees, independent sales representatives in many countries, and by licensee companies in those countries where the technology has been licensed. Montair also uses sales agents in most countries which it serves.

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

     Griffin owns a modern manufacturing facility in Syracuse, New York. The property is located on 10 acres of land and includes a 60,000 square feet manufacturing and office building.

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

     Manufacturing equipment in the Peachtree City location, the Syracuse location, and in the Sevenum, Netherlands location is owned by Andersen, Griffin, and Montair Andersen, respectively. With the exception of extremely heavy plate fabrication (over 1/2" thick), these facilities are capable of manufacturing all of the products offered by Andersen, Griffin, and Montair Andersen. Where use of a subcontract manufacturing facility is financially more attractive than manufacturing in company owned facilities, a number of subcontractors are used. Andersen and Griffin have adopted the practice of purchasing from more than one of these suppliers on a routine basis in an effort to insure adequate continuing sources of supply for subcontracted items in the future. The Company has trained a number of employees in inspection procedures and in quality control to ensure that these products are properly manufactured before shipment by the subcontractors.

     Most of the products sold by Andersen and Griffin must be custom engineered for a specific application. For this reason, Andersen normally does not maintain finished product in inventory. However, during fiscal 1996, Andersen purchased certain inventory from a former competitor. Included in this purchase were certain finished goods that are available for sale as a completed unit. During 1999 approximately 50% was sold to a customer. Andersen inventories some raw materials which can be purchased more economically in large quantities, particularly some of the high alloy stainless steels. Andersen believes that its facilities are adequate for its current and anticipated foreseeable manufacturing needs.

                      Foreign Operations And Export Sales
                      -----------------------------------

     Montair Andersen manufactures and ships products to all European countries and to some countries in the Middle East, Africa and Asia. Montair Andersen also exports small animal isolators and some of its glove boxes to the United States and Canada for sale by Andersen.

     Andersen uses subcontract manufacturers in some foreign countries when sales are made into those countries. In particular, it is common for Andersen to use Canadian subcontract manufacturers for sales in Canada. Most of Andersen's foreign sales, however, are manufactured in Andersen's plant in the United States.

     Griffin has occasionally sold its products outside the United States and Canada, but is only starting its international activities.

     Foreign sales in fiscal 1999, 1998, and 1997 accounted for approximately 33%, 62% and 86%, respectively, of the Company's total revenues. Foreign sales for fiscal 1999, 1998 and 1997 totaled approximately $5.2 million, $8.9 million, $19.9 million, respectively.

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

     Griffin licenses a cartridge filter system from a private company in the United States.

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

     Griffin competes with more than 20 companies which offer similar products in the United States. Some are larger than and some are smaller than Griffin.

                              Principal Customers
                              -------------------

     During 1999 one customer accounted for approximately 22% of the Company's consolidated revenues. It is the opinion of management that the loss of such customer would not have a material adverse effect on the operations of the Company. Such business is not normally repetitive and, therefore, is not dependent upon any single customer or individual group of customers.

                                    Backlog
                                    -------

     The Company's consolidated backlog of firm orders as of the dates set forth below were as follows:

          September 30, 1999   -   $12,817,698
          September 30, 1998   -   $10,744,615
          September 30, 1997   -   $ 9,171,100
          September 30, 1996   -   $12,299,320

     The increase in backlog in 1999 reflects orders received by Montair and Griffin. The total backlog had risen to $14,357,653 at the end of October 1999 with new orders at Andersen.

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

     Griffin has never encountered materials shortages which resulted in production delays.

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

                               Product Warranties
                               ------------------

     In connection with most contracts for manufacture and sale of Andersen or Griffin equipment, the Company warrants the equipment manufactured to be free from defects in material and workmanship under normal use and service for a period of eighteen months after shipment, or one year after completion of erection, or one year after initial operation, whichever occurs first. Andersen's and Griffin's obligation is generally limited to the repair or replacement of the defective parts. All equipment not manufactured by Andersen or Griffin carries only such warranty, if any, as given by the manufacturer. In addition, Andersen sometimes provides performance guarantees for equipment and systems which it furnishes. Each proposed application is carefully evaluated for its potential risk before such guarantees are offered to the customer. Warranty and performance guarantee related expenses are recognized as they are incurred. As of September 30, 1999, Andersen has established a $120,000 reserve for future warranty repairs and Griffin had established a $15,000 reserve for warranty claims.

                            Research And Development

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

     Research and development expenses are expensed in the year incurred. There were no company funded research and development expenses during fiscal years 1999, 1998 and 1997.

                             Environmental Controls
                             ----------------------

     To a large extent, the demand for the Company's products is dependent upon the enforcement of federal, state, and international regulations regarding air pollution, water pollution, and general industrial pollution. There has been a significant increase in enforcement actions related to hazardous waste disposal during the past three years outside the United States. This enforcement action has resulted in a greater demand outside the United States for incineration systems offered by Andersen. This increased enforcement activity should benefit both Andersen and Montair in fiscal 2000. On the other hand, any relaxation of environmental laws and regulations by the federal, state, or international governments or any delay in the implementation of such laws or regulations could have an adverse effect on the Company's operations.

                                   Employees
                                   ---------

     The Company and its subsidiaries employed a total of 116 individuals as of September 30, 1999, including 12 officers, 81 technical and manufacturing people, and 23 others engaged in financial, sales, and secretarial activities. Approximately 70% of these people are employed at the Peachtree City, Georgia and at the Syracuse, New York facilities by either Andersen, Griffin, or by the Company, and 30% are employed at Montair Andersen's Sevenum, The Netherlands plant.

                          Seasonal Nature of Business
                          ---------------------------

     Andersen's and Griffin's business has not been seasonal in prior years.

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

     Griffin owns its facility in Syracuse, New York, which includes 60,000 square feet of office and manufacturing space located on ten acres of land.

     The Company's (through a defunct subsidiary - Struthers Thermo-Flood Corp.) properties in Winfield, Kansas consisted of six buildings on 13 acres of land, all of which were owned under capital leases by Thermo-Flood. These facilities contained approximately 137,400 square feet of manufacturing space and 20,000 square feet of office area. The Company abandoned the Thermo-Flood property in 1992, but received the rights to re-acquire this property back in 1998 upon settlement of litigation. This property is currently leased to unrelated companies, but is also offered for sale.

     Management believes that the facilities discussed above are adequate for the current needs of all of the Company's operations for the foreseeable future.

     For additional information regarding the Company's property and equipment, see Note 6 to the Notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     A discussion of the Company's pending and threatened litigation and unasserted claims or assessments is set forth under the caption "Commitments and Contingencies" (Note 12 to the Consolidated Financial Statements) in the Company's 1999 Annual Report. Such discussion is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1999.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

     Set forth below in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K is information as of December 15, 1999 regarding the executive officers (including executive officers who are also directors) of the Company.

Name                 Age  Occupation During The Past Five Years
-------------------  ---  ----------------------------------------------------
Jack D. Brady         56  Chairman of the Board, President and Chief Executive
                          Officer of the Company since 1985; Chairman of the
                          Board of Andersen since 1984; President and Treasurer
                          of Andersen from 1978 to 1995; Executive Vice
                          President of Andersen from 1975 until 1978; Director
                          of Andersen since 1975; Director of Montair Andersen
                          since 1984.

Milton Emmanuelli     65  Chief Financial Officer of the Company since September
                          21, 1992; elected Secretary/Treasurer of the Company
                          on December 16, 1992, and Controller/Treasurer on
                          December 13, 1994.

Thomas Van Remmen     42  Director of the Company; President of Andersen since
                          December 2, 1996; General Manager of Cleaver-Brooks
                          incineration and watertube boiler division of Aqua-
                          Chem Inc. from 1986 to 1996.

Randall H. Morgan     51  Secretary of the Company since 1994;
                          Secretary/Treasurer from 1985 to 1992; Vice President
                          and Secretary of Andersen since 1979.

Thomas Graziano       56  Director of the Company, President of Griffin
                          Environmental Company, Inc. since April 1999; Self-
                          employed (consultant) 1997 to 1998; President, Howden
                          Fan Company 1998 - January 1999; Senior Vice
                          President, Fischback and Moore, 1994 to 1996.

     The Company has no paid officers. All officers of the Company are also officers of one or more subsidiaries and are paid by such subsidiaries. See "Item 11. Executive Compensation."

     The executive officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors and serve at the discretion of such Boards.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     Information relating to the market for, holders of and dividends paid on the Company's common stock is set forth under the caption "Common Stock Information" in the Company's 1999 Annual Report. Such information is incorporated herein by reference. The 1999 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Selected consolidated financial data for the Company for each year of the five year period ended September 30, 1999 are set forth under the caption "Selected Financial Data" in the 1999 Annual Report referred to in Item 5 above. Such financial data are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated balance sheets of the Company as of September 30, 1999 and 1998 and the Company's consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999, together with the related notes thereto and the report of independent certified public accountants thereon dated December 17, 1999, are set forth in the 1999 Annual Report referred to in Item 5 above. Such consolidated financial statements, notes and reports are incorporated herein by reference. The Company is not required to furnish the supplementary financial information specified by
Item 302 of Regulation S-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
---------------------

     No independent certified public accountant of the Company has, during the two fiscal years ended September 30, 1999 or subsequent thereto, resigned, indicated any intent to resign or been dismissed as the independent certified public accountants of the Company. There have been no disagreements between the Company and its independent certified public accountants.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information relating to the directors of the Company is set forth under the caption "Election of Directors-Nominees" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on February 9, 2000. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth as Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information relating to ownership of the Company's $0.10 par value common stock as of January 1, 2000 by (i) any person or group known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) each nominee for election as a director of the Company at the Company's 2000 Annual Meeting of Stockholders, and (iii) all directors and officers of the Company as a group is set forth under the captions "Voting - Principal Stockholders" and "Election of Directors - Nominees" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Documents Filed as Part of This Report:

     (1)  Financial Statements.

          The following consolidated financial statements are incorporated in
          Part II, Item 8 of this report from the Company's 1999 Annual Report referred to in Item 5 above:

     Consolidated Balance Sheets as of September 30, 1999 and 1998;

     Consolidated Statements of Income for the three fiscal years ended September 30, 1999;

     Consolidated Statements of Stockholders' Equity for the three fiscal years ended September 30, 1999;

     Consolidated Statements of Cash Flows for the three fiscal years ended September 30, 1999;

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

Exhibit No.                              Description
-----------    ---------------------------------------------------------------
       13(a)   Certificate of Incorporation of the Company (Exhibit 3(a) to the
               Company's Registration Statement on Form S-4, No. 33-684 (the
               "Form S-4 Registration Statement")
       3(b)    Certificate of Amendment of the Certificate of Incorporation of
               the Company filed with the Secretary of State of Delaware on
               March 18, 1987 (Exhibit3(b) to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1987)
       3(c)    Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration
               Statement)
       4       Common Stock Certificate (Exhibit 4(a) to the Form Registration
               Statement)
       10(a)   Agreement and Plan of Reorganization dated as of September 30,
               1985 among the Company, Andersen and Crown (Exhibit 2 to the Form
               S-4 Registration Statement)
       10(b)   1985 Incentive Stock Option Plan and related form of Option
               Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)
       10(c)   First 1987 Amendment to the 1985 Incentive Stock Option Plan
               (Exhibit 10(c) to the Company's Annual Report on Form 10-K for
               the fiscal year ended September 30, 1987)
       10(d)   Executive Option Plan (Exhibit 10(d) to the Company's Annual
               Report on Form 10-K for the fiscal year ended September 30,
               1987)
       10(e)   Key Employee Stock Option Plan (Exhibit to the Company's Annual
               Report on Form 10-K for the fiscal year ended September 30,
               1987)
       10(f)   1985 Directors Stock Warrant Plan and related form of Stock
               Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration
               Statement)
       10(g)   Cash Incentive Program For Key Employees (Exhibit 10(g) to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               September 30, 1987)
       10(h)   Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company
       10(i)   Employment Agreement dated October 1, 1992 between Crown and
               Jack C. Hendricks
       10(j)   Lease between the City of Winfield, Kansas and the City of
               Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood's properties in
               Winfield, Kansas (Exhibit 10(p) to the Company's Annual Report
               on Form 10-K for the fiscal year ended September 30, 1988)
       10(k)   Revolving Credit Agreement dated as of July 25, 1989 among the
               Company, Andersen, Crown, Thermo-Flood and The Citizens and
               Southern National Bank, together with the related Pledge
               Agreement, Security Agreement, Special Revolving Credit Note and
               Working Capital Revolving Credit Note (Exhibit 10(s) to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               September 30, 1989)
       10(l)   Purchase Agreement dated April 30, 1991 between the Company and
               Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the
               Company's Report on Form 8-K dated April 30, 1991)
       10(m)   Agreement for the Purchase of Stock dated as of September 13,
               1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown
               (Exhibit 2 to the Company's Report on Form 8-K dated September
               13, 1991).
       10(n)   Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and
               NationsBank of Georgia, N.A. (formerly known as The Citizens and
               Southern National Bank) - (See Exhibit 10p)
       10(o)   Second Amendment to Revolving Credit Agreement among the
               Company, Andersen, Crown, Thermo-Flood and NationsBank of
               Georgia, N.A. (Formerly known as The Citizens and Southern
               National Bank) - (See Exhibit 10p)
       10(p)   Loan agreement dated as of March 31, 1993 among the Company,
               Andersen and Crown and NationsBank of Georgia N.A. (Exhibit
               10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993)
       10(q)   Agreement for Sale of Roanoke Industries, Inc. assets, dated
               July 19, 1994
       10(r)   Agreement for Sale of Crown Rotational Molded Products, Inc.
               assets, dated July 19, 1994 (Exhibit A to the Company's Notice of Special Meeting and Proxy Statement 1994)
       10(s)   Asset Purchase Agreement dated December 21, 1995 between the
               Cleaver-Brooks Division of Aqua-Chem and Andersen 2000 Inc.
               filed with Form 10Q for quarter ended December 31, 1995

Exhibit No.                         Description
-----------     ---------------------------------------------------------------
       10(t)    Commercial Loan Agreement, General Security Agreement,
                Commercial Promissory Note, and Revolving Note dated June 28,
                1996 between South Trust Bank of Georgia, N.A. and Crown
                Andersen Inc. and Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30, 1996.
       10(u)    Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen Inc., Andersen 2000 Inc., and SouthTrust
                Bank of Georgia, N.A., filed with Form 10Q for the quarter ended
                March 31, 1997.
       10(v)    1998 Directors Warrant Plan.
       10(w)    1998 Incentive Stock Option Plan.
       10(x)    Loan Documents Modification Agreement dated February 21, 1998 and March 29, 1998 between Crown Andersen Inc., Andersen 2000
                Inc and SouthTrust Bank of Georgia N.A., filed with Form
                10Q for quarter ended March 31, 1998.
       13*      1999 Annual Report - Filed herewith
        21      Subsidiaries - Filed herewith
        27      Financial Data Schedule - Filed herewith

     *Portions of the Company's 1999 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 1999 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999.

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

                                           CROWN ANDERSEN INC.
                                           -------------------
                                           (Registrant)

Date:  December 20, 1999                   By: /s/ Jack D. Brady
                                           ------------------------------------
                                           Jack D. Brady, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Jack D. Brady              Chairman of the Board,          December 20, 1999
--------------------------     President, Principal
Jack D. Brady                  Executive Officer and
                               Principal Financial
                               Officer

/s/ Jack C. Hendricks          Director                        December 20, 1999
--------------------------
Jack C. Hendricks

/s/ Milton Emmanuelli          Controller/Treasurer and        December 20, 1999
--------------------------     Principal Accounting Officer
Milton Emmanuelli

/s/ Richard A. Beauchamp       Director                        December 20, 1999
--------------------------
Richard A. Beauchamp

/s/ L. Karl Legatski           Director                        December 20, 1999
--------------------------
L. Karl Legatski

/s/ Thomas Van Remmen          Director                        December 20, 1999
--------------------------
Thomas Van Remmen

/s/ Michael P. Marshall        Director                        December 20, 1999
--------------------------
Michael P. Marshall

/s/ Ruyintan E. Mehta          Director                        December 20, 1999
--------------------------
Ruyintan E. Mehta

/s/ Thomas Graziano            Director                        December 20, 1999
--------------------------
Thomas Graziano

/s/ Rene C. W. Francken        Director                        December 20, 1999
--------------------------
Rene C. W. Francken

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
 of Crown Andersen Inc.
Peachtree City, Georgia


    The audits referred to in our report dated December 17, 1999, relating to the consolidated financial statements of Crown Andersen Inc. and Subsidiaries, which is incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Stockholders for the year ended September 30, 1999, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                              BDO SEIDMAN, LLP



Atlanta, Georgia
December 17, 1999

                                                                     SCHEDULE II
                                                                     -----------
                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
             =====================================================

         COLUMN A                     COLUMN B                       COLUMN C                       COLUMN D             COLUMN E
         --------                     --------                       --------                       --------             --------

                                     Balance at                        Additions
                                    beginning of                    charged to costs                                    Balance at
        Description                    period                          and expenses                Deductions          end of period
        -----------                 ------------                    ----------------               ----------          -------------
September 30, 1999
------------------

  Allowance for doubtful               $ 99,324                              $77,988                  $ 2,769               $174,543
   accounts                         ===========                     ================               ==========          =============

September 30, 1998
------------------

  Allowance for doubtful               $113,476                              $(7,072)                 $ 7,080               $ 99,324
   accounts                         ===========                     ================               ==========          =============

September 30, 1997
------------------

  Allowance for doubtful               $120,380                              $25,302                  $32,206               $113,476
   accounts                         ===========                     ================               ==========          =============

                              CROWN ANDERSEN INC.
                              ------------------
                               INDEX TO EXHIBITS
                             ------------------

EXHIBIT NO.                                                  DESCRIPTION                                                    PAGE
-------------                ------------------------------------------------------------------------------------------    -------
        13(a)                Certificate of Incorporation of the Company (Exhibit 3(a) to the Company's Registration
                             Statement on Form S-4, No. 33-684 (the "Form S-4 Registration Statement")
        3(b)                 Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company's
                             Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
        3(c)                 Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)
        4                    Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)
        10(a)                Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company,
                             Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)
        10(b)                1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)
        10(c)                First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the
                             Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
        10(d)                Executive Option Plan (Exhibit 10(d) to the Company's Annual Report on Form 10-K for
                             the fiscal year ended September 30, 1987)
        10(e)                Key Employee Stock Option Plan (Exhibit 10(e) to the Company's Annual Report on Form
                             10-K for the fiscal year ended September 30, 1987)
        10(f)                1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit
                             10(b) to the Form S-4 Registration Statement)
        10(g)                Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company's Annual Report
                             on Form 10-K for the fiscal year ended September 30, 1987)
        10(h)                Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company
        10(i)                Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks
        10(j)                Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as
                             landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood's properties in
                             Winfield, Kansas (Exhibit 10(p) to the Company's Annual Report on Form 10-K for the
                             fiscal year ended September 30, 1988)
        10(k)                Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen,
                             Crown, Thermo-Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special Revolving Credit Note and Working
                             Capital Revolving Credit Note (Exhibit 10(s) to the Company's Annual Report on Form
                             10-K for the fiscal year ended September 30, 1989)
        10(l)                Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock
                             (Exhibit 2 to the Company's Report on Form 8-K dated April 30, 1991)
        10(m)                Agreement for the Purchase of Stock dated as of September 13, 1991 among George T.
                             Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of
                             Roanoke by Crown (Exhibit 2 to the Company's Report on Form 8-K dated September 13,
                             1991).
        10(n)                Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company,
                             Andersen, Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as
                             The Citizens and Southern National Bank) - (See Exhibit 10p)
        10(o)                Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown,
                             Thermo-Flood and NationsBank of Georgia, N.A. (Formerly known as The Citizens and
                             Southern National Bank) - (See Exhibit 10p)

        10(p)                Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and
                             NationsBank of Georgia N.A. (Exhibit 10(u) to the Company's Annual Report on Form 10-K
                             for the fiscal year ended September 30, 1993)
        10(q)                Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994
        10(r)                Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19,
                             1994 (Exhibit A to the Company's Notice of Special Meeting and Proxy Statement 1994)
        10(s)                Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of
                             Aqua-Chem and Andersen 2000 Inc. filed with Form 10Q for quarter ended December 31, 1995
        10(t)                Commercial Loan Agreement, General Security Agreement, Commercial Promissory Note, and
                             Revolving Note dated June 28, 1996 between South Trust Bank of Georgia, N.A. and Crown
                             Andersen Inc. and Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30,
                             1996.
        10(u)                Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen
                             Inc., Andersen 2000 Inc., and SouthTrust Bank of Georgia, N.A., filed with Form 10Q for the quarter ended March 31, 1997.
        10(v)                1998 Directors Warrant Plan.
        10(w)                1998 Incentive Stock Option Plan.
        10(x)                Loan Documents Modification Agreement dated February 21, 1998 and March 29, 1998 between Crown Andersen Inc., Andersen 2000 Inc and SouthTrust Bank of Georgia N.A.,
                             filed with Form 10Q for quarter ended March 31, 1998.
          13*                1999 Annual Report - Filed herewith
           21                Subsidiaries - Filed herewith
           27                Financial Data Schedule - Filed herewith

     *Portions of the Company's 1999 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 1999 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Milton Emmanuelli, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.