Form 10-Q
period 1999-12-31
CROWN ANDERSEN INC
filed 2000-02-09
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    December 31, 1999   COMMISSION FILE NUMBER    0-14229
                  ----------------------                         ---------------


                              CROWN ANDERSEN INC.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


              Delaware                                    58-1653577
--------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                    Identification No.)


     306 Dividend Drive, Peachtree City, Georgia                    30269
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days. Yes X     No___
                                       -
===============================================================================

               Class                           Outstanding at December 31, 1999
     -----------------------------             --------------------------------
     Common Stock, $0.10 Par Value                     1,833,822 shares

                              CROWN ANDERSEN INC.
                              ------------------

                                     INDEX
                                     -----

                                                                       PAGE NO.
                                                                       --------
Part I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheets--
               December 31, 1999 and September 30, 1999                     3

          Consolidated Statements of Income--
               Three Months Ended December 31, 1999 and 1998                4

          Consolidated Statements of Cash Flows--
               Three Months Ended December 31, 1999 and 1998                5

          Notes to Consolidated Financial Information                       6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                        12

               SIGNATURES                                                  12

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,         September 30,
                                                                                              1999               1999
                                                                                         ------------         -------------
                                                                                          (Unaudited)            (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                                              $ 1,450,840           $ 1,653,516
   Receivables:
       Trade, less allowance of $190,748 and $174,543 possible losses                       4,961.811             4,924,700
       Other                                                                                   53,642                41,928
       Income taxes                                                                            18,146                     -
   Costs and estimated earnings in excess of billings on uncompleted contracts              4,268,322             2,635,324
   Inventories                                                                              2,867,508             2,364,616
   Prepaid expenses                                                                           123,593               154,708
   Deferred income taxes                                                                      152,868               152,868
                                                                                          -----------           -----------
               TOTAL CURRENT ASSETS                                                        13,896,730            11,927,660

RESTRICTED CASH                                                                             1,036,000             1,036,000
EQUIPMENT HELD FOR RESALE                                                                     490,000               490,000
PROPERTY AND EQUIPMENT, less accumulated depreciation                                       2,834,265             2,806,522
DEFERRED INCOME TAXES                                                                       1,027,251             1,027,251
PROPERTY HELD FOR SALE                                                                      1,500,000             1,500,000
GOODWILL, net of accumulated amortization of $63,822                                          820,101               834,833
OTHER ASSETS                                                                                  123,781               124,253
                                                                                          -----------           -----------
                                                                                          $21,728,128           $19,746,519
                                                                                          ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                                            $ 450,000           $   393,171
   Accounts payable                                                                         5,195,162             3,801,352
   Accruals:
       Income taxes                                                                            31,218                 4,714
       Compensation                                                                           423,417               357,015
       Warranty                                                                               157,000               228,000
       Miscellaneous                                                                          394,401               417,507
   Billings on uncompleted contracts in excess of cost and estimated earnings                 641,654                     -
   Current maturities of long-term debt                                                       749,188               783,265
   Deferred income taxes                                                                      370,733               378,322
                                                                                          -----------           -----------
               TOTAL CURRENT LIABILITIES                                                    8,412,773             6,363,346
                                                                                          -----------           -----------

LONG-TERM DEBT, less current maturities                                                             -                18,744
DEFERRED INCOME TAXES                                                                         251,932               251,932
                                                                                          -----------           -----------

             TOTAL LIABILITIES                                                              8,664,705             6,634,022
                                                                                          -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 20,000,000; issued
     1,875,918; outstanding 1,833,822 and 1,832,939                                           187,592               187,364
   Additional paid-in capital                                                               3,836,572             3,826,301
   Treasury stock; 42,096 and 40,696 shares, at cost                                        (280,735)             (270,235)
   Retained earnings                                                                        9,375,986             9,327,567
   Foreign currency translation adjustment                                                   (55,992)                41,500
                                                                                          -----------           -----------
               TOTAL STOCKHOLDERS' EQUITY                                                  13,063,423            13,112,497
                                                                                          -----------           -----------

                                                                                          $21,728,128           $19,746,519
                                                                                          ===========           ===========

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                                  (Unaudited)


                                                                                             FOR THE THREE MONTHS
                                                                                              ENDED DECEMBER 31,
                                                                                        -----------------------------------
                                                                                               1999                 1998
                                                                                        -------------           -----------
REVENUES:
  Contracts                                                                             $   4,992,897           $ 3,568,113
  Sales                                                                                       409,288               535,679
  Other                                                                                             -                27,138
                                                                                        -------------           -----------
                                                                                            5,402,185             4,130,930
                                                                                        -------------           -----------
COSTS AND EXPENSES:
  Cost of contracts and sales                                                               4,268,311             3,373,594
  Selling, general and administrative                                                       1,076,080               720,808
  Interest and other                                                                          (17,025)                3,562
                                                                                        -------------           -----------
                                                                                            5,327,366             4,097,964
                                                                                        -------------           -----------
  Income from operations before taxes on income                                                74,819                32,966

TAXES ON INCOME                                                                                26,400                12,500
                                                                                        -------------           -----------
  NET INCOME                                                                            $      48,419           $    20,466
                                                                                        =============           ===========

AVERAGE NUMBER OF SHARES - BASIC                                                            1,833,233             1,590,571

AVERAGE NUMBER OF SHARES - DILUTED                                                          1,961,420             1,590,571

EARNINGS PER SHARE
         BASIC                                                                          $        0.03           $      0.01
         DILUTED                                                                        $        0.02           $      0.01

COMPREHENSIVE STATEMENTS OF COMPREHENSIVE INCOME:

                                                                                                    FOR THE THREE MONTHS
                                                                                                     ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                               1999                 1998
                                                                                           ----------            ----------
Net income                                                                                 $   48,419            $   20,466

Other Comprehensive Income Foreign Currency Translation Adjustment                           (97,492)                   896
                                                                                           ---------             ----------
COMPREHENSIVE INCOME (LOSS)                                                                $ (49,073)            $   21,362
                                                                                           ==========            ==========

         See accompanying notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Three Months Ended December 31,
                                                                                  --------------------------------
                                                                                       1999               1998
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from operations                                                         $     48,419           $ 20,466
   Items in income from operations not affecting cash:
       Depreciation and amortization                                                    82,131             63,394
       Gain on sale of assets                                                          (16,000)                 -
   Cash provided by (used for)
       Trade and other receivables                                                    (120,410)          (958,411)
       Refundable income taxes                                                               -             53,590
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                      (1,632,998)           428,462
       Inventories                                                                    (538,725)           457,433
       Prepaid expenses                                                                 28,587             (6,563)
       Accounts payable                                                              1,456,697            (24,773)
       Accrued expenses                                                                 (3,989)            77,973
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                                            641,654            (6,113)
       Other                                                                           (25,756)            60,038
                                                                                  ------------      -------------

   Cash provided by (used for) operating activities                                    (80,390)           165,496
                                                                                  ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                         16,000                  -
   Investment in Griffin Environmental Company Inc.                                          -         (2,292,820)
   Capital expenditures                                                               (135,977)            (5,648)
                                                                                  ------------      -------------
   Cash used for investing activities                                                 (119,977)        (2,298,468)
                                                                                  ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in long-term debt                                                         (52,821)           (33,747)
   Increase in notes payable                                                            56,829          1,044,829
   Sale of common stock                                                                      -            900,000
                                                                                  ------------      -------------
   Cash provided by financing activities                                                 4,008          1,911,082
                                                                                  ------------      -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (6,317)               432
                                                                                  ------------      -------------
CASH AND CASH EQUIVALENTS:
   Net decrease during the year                                                       (202,676)          (221,458)
   Balance at beginning of year                                                      1,653,516          1,171,097
                                                                                  ------------      -------------
   BALANCE AT END OF PERIOD                                                       $  1,450,850          $ 949,639
                                                                                  ============      =============

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  -------------------------------------------

1.       Condensed footnotes:
         -------------------

         As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.'s annual financial statements set forth in its Form 10-K for the year ended September 30, 1999.

2.       Earnings per share:
         ------------------

         Earnings per share is computed based on the weighted average of common shares, common stock options and warrants (using the treasury stock method) in accordance with FAS 128 "Earnings Per Share."

3.       Stock options and warrants:
         --------------------------

         As of December 31, 1999, options to purchase 275,900 shares at an average price of $4.42 were outstanding under the Company's stock option plan.

         The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share. Of the total 300,000 warrants outstanding, only 36,000 are vested.

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

5.       Inventories:
         -----------

         Inventories were $2,867,508 and $2,364,616 as of December 31, 1999 and September 30, 1999. Included in inventories is approximately $870,000 related to incineration equipment purchased from a former competitor.

6.       Restricted cash:
         ---------------

         As of December 31, 1999, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in June 2000.

7.       Equipment held for resale:
         -------------------------

         On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through December 31, 1999, the carrying value of this unit has been reduced to $490,000.

8.       Commitments and contingencies:
         -----------------------------

         There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1999.

9.       Litigation settlement:
         ----------------------

         During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note and the amount of $670,000. The note was paid in May 1999. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's December 31, 1999 balance sheet includes these assets as "property held for sale."

10.      Acquisition of business:
         ------------------------

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

         The Company purchased Griffin for $2.6 million. This was comprised of cash of $2.3 million and a one-year promissory note of $273,000 secured by a second mortgage on the real estate. The note bears interest at 4.33% payable monthly. The note was paid on December 16, 1999.

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

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Introduction:
------------

         Crown Andersen Inc. (Crown Andersen or the Company) is a publicly-traded holding company for Andersen 2000 Inc. (Andersen) and Griffin Environmental Company, Inc. (Griffin). Through Andersen, the Company owns all of the outstanding stock of Montair Andersen bv (Montair). The Company is engaged exclusively in the pollution control, product recovery, and waste processing equipment businesses.

Liquidity and Capital Resources:
-------------------------------

         Cash and cash equivalents of $1,450,840 at December 31, 1999 decreased $202,676 from the September 30, 1999 balance of $1,653,516. The decrease was attributable to an increase in inventories at Montair and capital expenditures of $135,977. Costs and estimated earnings in excess of billings on uncompleted contracts increased $1,632.998. This increase was offset by increases in accounts payable of $1,456,697 and billings on uncompleted contracts in excess of costs and estimated earnings of $641,654. Cash used for operating activities amounted to $80,390.

         Cash used for investing activities totaled $119,977. This amount includes capital expenditures of $135,977 (mostly at Griffin) and proceeds from sale of fixed assets of $16,000.

         Cash provided by financing activities totaled $4,008. This amount reflects an increase in notes payable of $56,829, offset by reductions in long-term debt of $52,821.

         All operations were profitable in the first quarter of fiscal 2000. Montair realized a positive cash flow from operations which partially offset negative operating cash flows at Andersen and Griffin. Operating cash flows at all operations were the result of changes in receivables and inventories.

         As disclosed in Note 7 to the Consolidated Financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. The Company has reduced the carrying value of this asset to $490,000 as of September 30, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale and has active negotiations underway for its sale.

         As discussed in Note 13 to Consolidated Financial Statements in the Company's 1999 Annual Report, on June 17, 1999, the Company filed a claim for arbitration in Singapore seeking to settle a contractual dispute with a customer in connection with the sale of equipment in Indonesia. The equipment has been delivered, installed and, in management's opinion, has operated in accord with the contract. The customer his claiming the equipment has not met certain performance specifications, but has provided no evidence to support this position. The Company's claim is for $2.3 million. As of December 31, 1999, the Company has recorded $1.9 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts associated with this customer. Management believes that it will prevail and recover the amount claimed in this dispute. Accordingly, no specific reserve has been established for this matter. The inability of management to satisfactorily resolve this matter with the customer and collect the outstanding receivable could have a material unfavorable effect on the Company's financial position and liquidity.

         The Company had a $5.0 million line of credit and a term loan with a U.S. bank. During 1999, the Company's bank notified the Company that the bank was not going to renew the line of credit beyond September 30, 1999 and was reducing the available borrowing limit to $2.0 million. As of December 31, 1999, there were no amounts outstanding under the line of credit. However, there was $650,000 outstanding on the term loan and $517,000 on letters of credit issued by this bank and guaranteed by the line of credit. Letters of credit amounting to $321,000 will expire in February 2000 and $196,000 will expire in June 2000. Since September 30, 1999, the Company has continued to make scheduled debt payments to this bank. On January 14, 2000, the bank agreed to extend the term loan to June 15, 2000 with no further advances allowed under the line of credit.

         The Company has been actively seeking financing from other sources since mid September 1999 to replace this line of credit. The discussions for other financing include banks with similar collateral requirements and mortgage loans on the Company's real estate holdings. The Company has reviewed the current collateral available to it and has determined that there exists sufficient collateral to refinance its loan obligation and obtain the necessary cash to fund operations in fiscal 2000. The Company's cash flow projections for fiscal 2000 indicate a need for about $900,000 of working capital in excess of anticipated bank balances. This is projected to occur in February and March 2000 as the Company incurs costs associated with payments on the term loan, tax deposits and investments in its contracts. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due.

         Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of $280,735 of net treasury stock purchases is reflected in the Company's balance sheet as of December 31, 1999.

         As of December 31, 1999, the Company's equity in its Montair operation had decreased in value by $97,492 from September 30, 1999 as a result of a decrease in the foreign currency translation adjustment, reflecting a 6% increase in the U.S. dollar against the Dutch guilder.

         The Company experienced no disruptions in its operations as a result of the year 2000 issue.

Results of Operations:
---------------------

Revenues.
--------

         Revenues for the first quarter of fiscal 2000 were $5,402,185 compared with $4,130,930 for the comparable period in 1999 and $2,287,364 for the last quarter of fiscal 1999. Foreign sales (including export sales by Andersen and sales by Montair) were $1.4 million for the first quarter of 2000 and 1999, and accounted for 25.3% and 33.4% of revenues, respectively. All changes in revenues are related to the quantity of products sold, not to pricing changes. The $1,271,255 (30.8%) increase in revenues was entirely attributable to Griffin. Griffin contributed one month of revenues in 1999.

         The Company continues to rely on the international market for some of its revenues. Demand for the Company's products in the domestic market has remained low over the last five years because of uncertainty in changes in United States regulations. However, the Company experienced an increase in domestic business during fiscal 1999. Domestic revenues accounted for 66.7% of total revenues in fiscal 1999 and 74.7% for the first quarter of fiscal 2000. This trend is expected to continue in fiscal 2000 as a result of the additional revenues generated by Griffin.

         First quarter 2000 revenues increased $3,114,821 from the preceding quarter revenues. The revenue increase was primarily attributed to Andersen and Griffin.

Cost of Sales.
-------------

         Cost of sales for the first quarter of fiscal 2000 increased $894,717 (26.5%) to $4,268,311 from 1999 costs of $3,373,594. The increase in cost of sales was attributable to higher revenues (primarily at Griffin) and reflect a gross margin improvement of 2.7%. Griffin contributed one month of costs in the 1999 fiscal quarter.

         First quarter 2000 cost of sales increased $2,289,401 from the preceding fiscal quarter, as a result of higher revenues.

Selling, General and Administrative Costs.

         Selling, general and administrative costs for the first three months of fiscal 2000 were $1,076,080 compared with $720,808 for the first fiscal quarter of 1999 and $646,638 in the fourth quarter of fiscal 1999. The increase of $355,272 (49.3%) from the comparable quarter in 1999 is primarily attributable to Griffin's operations (Griffin contributed one month of costs in fiscal 1999 versus three months in fiscal 2000). In addition, the first 2000 quarter reflects increases in professional fees, salaries and commissions at Andersen. As a percentage of revenues, selling, general and administrative costs were 19.9%, 17.5% and 23.5% for the first fiscal quarters of 2000 and 1999 and the fourth quarter of 1999. Expenses for the current 2000 quarter increased $39,482 from the preceding fiscal quarter. This increase reflects increases in professional fees at Andersen.

Interest and Other (Income) Expenses.
------------------------------------

         Interest and other (income) expenses for the first three months of fiscal 2000 resulted in a credit of $17,025, compared to an expense of $3,562 for the first quarter of 1999 and a credit of $23,800 for the fourth quarter of fiscal 1999. The decrease in costs of $20,587 in the current quarter from the first quarter of 1999 reflects an increase in rental income and a gain realized on disposal of assets. The lower credit of $6,775 from the preceding fiscal quarter reflects higher interest cost recorded by Griffin.

Taxes on Income.
---------------

         The effective tax rate for the first quarter of fiscal 2000 was 35.3% compared to 37.9% for the first quarter of 1999 and 35.3% (benefit) for the fourth quarter of 1999.

Net Income.
----------

         Net income for the first quarter of fiscal 2000 was $48,419 or $0.03 per share (basic) and $0.02 per share (diluted), compared with $20,466 or $0.01 per share, and a loss of $455,844 or $0.25 per share for the fourth quarter of 1999.

         The increase in earnings of $27,953 was the result of higher revenues and an improvement in operating margins of 2.7%. All operations were profitable during the quarter.

         Net earnings increased $504,263 from the preceding fiscal quarter (from a loss of $455,844 to net income of $48,419), primarily as a result of higher revenues.

Shares Outstanding.
------------------

         The average shares and equivalent shares outstanding were:

                                            Basic           Diluted
                                            -----           -------
              First quarter - 2000         1,833,233       1,961,420

              First quarter - 1999         1,590,571       1,590,571

              Fourth quarter - 1999        1,832,939       1,832,939

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

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION
                               -----------------

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit 27     Financial Data Schedules

          (b)  Exhibit 10y    1998 Directors Warrant Plan (as Amended in 1999)

          (C)  Exhibit 10z    1998 Incentive Stock Option Plan (as Amended in
                               1999)

          (d) No reports on Form 8K were filed during the quarter ended December 31, 1999

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWN ANDERSEN INC.


Dated:   February 7, 2000               By: /s/ Jack D. Brady
        ------------------                  --------------------------------
                                            Jack D. Brady
                                            Chairman of the Board
                                            (Duly Authorized Officer)


Dated:   February 7, 2000               By: /s/ Milton Emmanuelli
        -----------------                   --------------------------------
                                            Milton Emmanuelli
                                            Secretary and Treasurer
                                            (Principal Financial Officer)