Form 10-Q
period 2000-03-31
CROWN ANDERSEN INC
filed 2000-05-12
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR QUARTER ENDED March 31, 2000 COMMISSION FILE NUMBER 0-14229
                           --------------                        -------

                               CROWN ANDERSEN INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days. Yes _X_ No ___

   ===========================================================================
                 Class                         Outstanding at March 31, 2000
      -----------------------------            -----------------------------
      Common Stock, $0.10 Par Value                  1,838,614 shares

                               CROWN ANDERSEN INC
                               ------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------

Part I.  FINANCIAL INFORMATION:


         Consolidated Balance Sheets--
             March 31, 2000 and September 30, 1999                            3

         Consolidated Statements of Income--
             Three Months and Six Months Ended March 31, 2000
             and 1999                                                         4

         Consolidated Statements of Cash Flows--
             Six Months Ended March 31, 2000 and 1999                         5

         Notes to Consolidated Financial Information                          6

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    9

Part II. OTHER INFORMATION

         Item 4. Submission of Matters to a vote of Security
                 Holders                                                     13

         Item 6. Exhibits and Reports on Form 8-K                            13

         SIGNATURES                                                          13

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     September 30,
                                                                      2000            1999
                                                                  ------------    ------------
                                                                   (Unaudited)      (Audited)
                      ASSETS
CURRENT:
   Cash and cash equivalents                                      $  1,586,609    $  1,653,516
   Receivables:
       Trade, less allowance of $211,333 and $174,543 for
        possible losses                                              5,138,920       4,924,700
       Other                                                            52,279          41,928
       Income taxes                                                       --              --
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                           4,407,021       2,635,324
   Inventories                                                       2,265,839       2,364,616
   Prepaid expenses                                                    158,373         154,708
   Deferred income taxes                                               152,868         152,868
                                                                  ------------    ------------
            TOTAL CURRENT ASSETS                                    13,761,909      11,927,660

RESTRICTED CASH                                                      1,036,000       1,036,000
EQUIPMENT HELD FOR RESALE                                              490,000         490,000
PROPERTY AND EQUIPMENT, less accumulated depreciation                2,843,077       2,806,522
DEFERRED INCOME TAXES                                                1,027,251       1,027,251
PROPERTY HELD FOR SALE                                               1,500,000       1,500,000
GOODWILL, net of accumulated amortization of $78,554                   805,369         834,833
OTHER ASSETS                                                           123,310         124,253
                                                                  ------------    ------------
                                                                  $ 21,586,916    $ 19,746,519
                                                                  ============    ============


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                  $    400,000    $    393,171
   Accounts payable                                                  4,899,246       3,801,352
   Accruals:
       Income taxes                                                    132,586           4,714
       Compensation                                                    510,539         357,015
       Warranty                                                        242,000         228,000
       Miscellaneous                                                   478,630         417,507
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                391,385            --
   Current maturities of long-term debt                                716,795         783,265
   Deferred income taxes                                               364,513         378,322
                                                                  ------------    ------------
             TOTAL CURRENT LIABILITIES                               8,135,694       6,363,346
LONG-TERM DEBT, less current maturities                                 35,000          18,744
DEFERRED INCOME TAXES                                                  251,932         251,932
                                                                  ------------    ------------

             TOTAL LIABILITIES                                       8,422,626       6,634,022
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 20,000,000; issued
     1,875,918; outstanding 1,838,614 and 1,832,939                    187,592         187,364
   Additional paid-in capital                                        3,836,572       3,826,301
   Treasury stock; 37,304 and 40,696 shares, at cost                  (262,675)       (270,235)
   Retained earnings                                                 9,539,684       9,327,567
   Foreign currency translation adjustment                            (136,883)         41,500
                                                                  ------------    ------------
             TOTAL STOCKHOLDERS' EQUITY                             13,164,290      13,112,497
                                                                  ------------    ------------

                                                                  $ 21,586,916    $ 19,746,519
                                                                  ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                       CROWN ANDERSEN INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                            FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                               ENDED MARCH 31,                ENDED MARCH 31,
                                        ---------------------------    ----------------------------
                                            2000           1999            2000            1999
                                        ------------   ------------    ------------    ------------
REVENUES:
  Contracts                             $  4,821,195   $  4,482,346    $  9,814,092    $  8,050,459
  Sales                                      372,447        530,708         781,735       1,066,387
  Other                                         --             --              --            27,138
                                        ------------   ------------    ------------    ------------
                                           5,193,642      5,013,054      10,595,827       9,143,984
                                        ------------   ------------    ------------    ------------
COSTS AND EXPENSES:
  Cost of contracts and sales              3,787,888      4,070,733       8,056,199       7,444,327
  Selling, general and administrative      1,120,447        888,264       2,196,527       1,609,072
  Interest and other                           6,609        (11,321)        (10,316)         (7,759)
                                        ------------   ------------    ------------    ------------
                                           4,914,944      4,947,676      10,242,410       9,045,640
                                        ------------   ------------    ------------    ------------
  Income from operations before
    taxes on income                          278,698         65,378         353,417          98,344

TAXES ON INCOME                              115,000         22,200         141,300          34,700
                                        ------------   ------------    ------------    ------------

    NET INCOME                          $    163,698   $     43,178    $    212,117    $     63,644
                                        ============   ============    ============    ============


AVERAGE NUMBER OF SHARES - BASIC           1,837,819      1,825,403       1,835,526       1,707,584
AVERAGE NUMBER OF SHARES - DILUTED         1,957,740      1,882,011       1,955,447       1,761,233
EARNINGS PER SHARE
 BASIC                                         $0.09          $0.02           $0.12           $0.04
 DILUTED                                       $0.08          $0.02           $0.11           $0.04



                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                               ENDED MARCH 31,           ENDED MARCH 31,
                                           ----------------------    ----------------------
                                              2000         1999         2000         1999
                                           ---------    ---------    ---------    ---------
NET INCOME                                 $ 163,698    $  43,178    $ 212,117    $  63,644
OTHER COMPREHENSIVE INCOME
 Foreign Currency Translation Adjustment     (80,891)    (141,226)    (178,383)    (140,330)
                                           ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS)                $  82,807    $ (98,048)   $  33,734    $ (76,686)
                                           =========    =========    =========    =========


          See accompanying Notes to Consolidated Financial Statements.

                       CROWN ANDERSEN INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended March 31,
                                                                  --------------------------
                                                                      2000           1999
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from operations                                     $   212,117    $    63,644
   Items in income from operations not affecting cash:
       Depreciation and amortization                                  163,076        148,232
       Gain on sale of assets                                         (16,000)          --
   Cash provided by (used for)
       Trade and other receivables                                   (354,003)       831,580
       Refundable income taxes                                           --           43,456
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                     (1,771,697)    (1,501,520)
       Inventories                                                     44,637        338,567
       Prepaid expenses                                                (7,844)       (70,914)
       Accounts payable                                             1,213,791      1,339,127
       Accrued expenses                                               387,010         54,276
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                           391,385         (6,113)
       Other                                                          (47,779)        17,802
                                                                  -----------    -----------

   Cash provided by operating activities                              214,693      1,258,137
                                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                        16,000           --
   Investment in Griffin Environmental Company Inc.                      --       (2,296,010)
   Capital expenditures                                              (244,891)       (66,321)
                                                                  -----------    -----------

   Cash provided by (used for) investing activities                  (228,891)    (2,362,331)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in long-term debt                                        (50,214)       (39,279)
   Decrease in notes payable                                            6,829       (134,835)
   Sale of common stock                                                18,059        977,198
                                                                  -----------    -----------

   Cash provided by (used for) financing activities                   (25,326)       803,084
                                                                  -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (27,383)       (10,044)
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net decrease during the period                                     (66,907)      (311,154)
   Balance at beginning of period                                   1,653,516      1,171,097
                                                                  -----------    -----------

   BALANCE AT END OF PERIOD                                       $ 1,586,609    $   859,943
                                                                  ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                      ------------------------------------

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

3.       Stock options and warrants:
         --------------------------

         As of March 31, 2000, options to purchase 271,233 shares at an average price of $4.42 were outstanding under the Company's stock option plan.

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

5.       Inventories:
         -----------

         Inventories were $2,265,839 and $2,364,616 as of March 31, 2000 and September 30, 1999. Included in inventories is approximately $870,000 related to incineration equipment purchased from a former competitor.

6.       Restricted cash:
         ---------------

         As of March 31, 2000, $1,036,000 of the Company's short-term investments were held by banks as collateral for an outstanding letter of credit. The letter of credit expires in June 2000.

7.       Equipment held for resale:
         -------------------------

         On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default, the Company, during 1994, terminated the lease and repossessed the equipment. On September 30, 1994, the Company reclassified this asset as equipment held for resale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser and reviews the carrying value of this unit on a periodic basis. Through March 31, 2000, the carrying value of this unit has been reduced to $490,000.

8.       Commitments and contingencies:
         ------------------------------

         There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1999.

         As discussed in Note 13 to Consolidated Financial Statements in the Company's 1999 Annual Report, on June 17, 1999, the Company filed a claim for arbitration in Singapore seeking to settle a contractual dispute with a customer in connection with the sale of equipment in Indonesia. The equipment has been delivered, installed and, in management's opinion, has operated in accord with the contract. The customer his claiming the equipment has not met certain performance specifications, but has provided no evidence to support this position. The Company's claim is for $2.3 million. As of March 31, 2000, the Company has recorded $1.9 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts associated with this customer. Management believes that it will prevail and recover the amount claimed in this dispute. Accordingly, no specific reserve has been established for this matter. The inability of management to satisfactorily resolve this matter with the customer and collect the outstanding receivable could have a material unfavorable effect on the Company's financial position and liquidity.

         The Company had a $5.0 million line of credit and a term loan with a U.S. bank. During 1999, the Company's bank notified the Company that the bank was not going to renew the line of credit beyond September 30, 1999 and was reducing the available borrowing limit to $2.0 million. As of March 31, 2000, there were no amounts outstanding under the line of credit. However, there was $625,000 outstanding on the term loan and $196,000 on a letter of credit issued by this bank and guaranteed by the line of credit. This letter of credit will expire in July 2000. Since September 30, 1999, the Company has continued to make scheduled debt payments to this bank. On January 14, 2000, the bank agreed to extend the term loan to June 15, 2000 with no further advances allowed under the line of credit.

         The Company has been actively seeking financing from other sources since mid September 1999 to replace this line of credit. The discussions for other financing include banks with similar collateral requirements and mortgage loans on the Company's real estate holdings. The Company has reviewed the current collateral available to it and has determined that there exists sufficient collateral to refinance its loan obligation and obtain the necessary cash to fund operations in fiscal 2000. The Company's cash flow projections for fiscal 2000 indicate a need for about $900,000 of working capital in excess of anticipated bank balances. This is projected to occur in May and June 2000 as the Company incurs costs associated with payments on the term loan, tax deposits and investments in its contracts. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due.

9.       Litigation settlement:
         ---------------------

         During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note and the amount of $670,000. The note was paid in May 1999. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's March 31, 2000 balance sheet includes these assets as "property held for sale."

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


                                      * * *

         The financial information included in this report is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Nevertheless, the results shown are for interim periods and are not necessarily indicative of results to be expected for the year.

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

Liquidity and Capital Resources:
-------------------------------

         Cash and cash equivalents of $1,586,609 at March 31, 2000 decreased $66,907 from the September 30, 1999 balance of $1,653,516. The decrease was attributable to an increase in accounts receivable of $354,003 and capital expenditures of $244,891. Costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs, increased $1,380,312. This increase was offset by net income plus depreciation of $375,193 and increases in payables of $1,600,801. Cash provided by operating activities amounted to $214,693.

         Cash used for investing activities totaled $228,891. This amount includes capital expenditures (mostly at Griffin) of $244,891 net of proceeds from sale of fixed assets of $16,000.

         Cash used for financing activities totaled $25,326. This amount reflects a reduction of long-term debt of $50,214, offset by an increase in notes payable of $6,829 and sale of common stock of $18,059.

         All operations were profitable in the first six months of fiscal 2000. Montair realized a positive cash flow from operations which offset negative operating cash flows at Andersen and Griffin.

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

         As discussed in Note 13 to Consolidated Financial Statements in the Company's 1999 Annual Report, on June 17, 1999, the Company filed a claim for arbitration in Singapore seeking to settle a contractual dispute with a customer in connection with the sale of equipment in Indonesia. The equipment has been delivered, installed and, in management's opinion, has operated in accord with the contract. The customer is claiming the equipment has not met certain performance specifications, but has provided no evidence to support this position. The Company's claim is for $2.3 million. As of March 31, 2000, the Company has recorded $1.9 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts associated with this customer. Management believes that it will prevail and recover the amount claimed in this dispute. Accordingly, no specific reserve has been established for this matter. The inability of management to satisfactorily resolve this matter with the customer and collect the outstanding receivable could have a material unfavorable effect on the Company's financial position and liquidity.

         The Company had a $5.0 million line of credit and a term loan with a U.S. bank. During 1999, the Company's bank notified the Company that the bank was not going to renew the line of credit beyond September 30, 1999 and was reducing the available borrowing limit to $2.0 million. As of March 31, 2000, there were no amounts outstanding under the line of credit. However, there was $625,000 outstanding on the term loan and $196,000 on a letter of credit issued by this bank and guaranteed by the line of credit. This letter of credit will expire in July 2000. Since September 30, 1999, the Company has continued to make scheduled debt payments to this bank. On January 14, 2000, the bank agreed to extend the term loan to June 15, 2000 with no further advances allowed under the line of credit.

         The Company has been actively seeking financing from other sources since mid September 1999 to replace this line of credit. The discussions for other financing include banks with similar collateral requirements and mortgage loans on the Company's real estate holdings. The Company has reviewed the current collateral available to it and has determined that there exists sufficient collateral to refinance its loan obligation and obtain the necessary cash to fund operations in fiscal 2000. The Company's cash flow projections for fiscal 2000 indicate a need for about $900,000 of working capital in excess of anticipated bank balances. This is projected to occur in May and June 2000 as the Company incurs costs associated with payments on the term loan, tax deposits and investments in its contracts. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due.

         Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of 262,675 of net treasury stock purchases is reflected in the Company's balance sheet as of March 31, 2000.

         As of March 31, 2000, the Company's equity in its Montair operation had decreased in value by $178,383 from September 30, 1999 as a result of a decrease in the foreign currency translation adjustment, reflecting a 12% increase in the U.S. dollar against the Dutch guilder.

         The Company experienced no disruptions in its operations as a result of the year 2000 issue.

Results of Operations:
---------------------

Revenues.
---------

         Revenues for the first six months of fiscal 2000 were $10,595,827 compared with $9,143,984 for the first six months of fiscal 1999. For the second quarter of fiscal 2000, revenues were $5,193,642 compared with $5,013,054 for the comparable figure in 1999 and $5,402,185 for the first three months of fiscal 2000. Foreign sales (including export sales by Andersen and sales by Montair) were $2.8 million and $2.6 million for the first six months of 2000 and 1999, respectively, and accounted for 26.5% and 28.5% of revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

         Six month revenues in 2000 increased $1,451,843 (16%) from 1999. Revenue increases at Griffin and Montair of $2,668,026 and $280,495, respectively, offset a decline in revenues at Andersen of $1,496,678.

         The Company continues to rely on the international market for some of its revenues. Demand for the Company's products in the domestic market has remained low over the last five years because of uncertainty in changes in United States regulations. However, the Company experienced an increase in domestic business during fiscal 1999. Domestic revenues accounted for 71.5% of total revenues in fiscal 1999 and 73.5% for the first six months of fiscal 2000. This trend is expected to continue in fiscal 2000 as a result of the additional revenues generated by Griffin.

         Second quarter 2000 revenues increased $180,588 (3.6%) from the comparable period in 1999. The increase reflects higher revenues at Griffin and Montair, which offset a decline in revenues of $1,485,566 at Andersen.

         Second quarter 2000 revenues decreased $208,543 (3.9%) from the preceding fiscal quarter, primarily as a result of lower revenues at Andersen, partially offset by higher revenues at Griffin.

Cost of Sales.
-------------

         For the first six months of fiscal 2000, cost of sales totaled $8,056,199 as compared with $7,444,327 for the first six months of fiscal 1999. Second quarter cost of sales were $3,787,888 as compared with $4,070,733 for the second quarter of 1999 and $4,268,311 for the first quarter of fiscal 2000.

         Cost of sales for the first six months of fiscal 2000 increased $611,872 (8.2%) from the similar period in 1999. The increase reflects an increase in revenues of 15.9% and an improvement in operating margin of 5.4% - from 18.6% in 1999 to 24.0% in 2000.

         For the second quarter of fiscal 2000, cost of sales increased $232,183 (26.3%) from the comparable period in 1999, also as a result of higher revenues and a margin improvement of 8.3%.

         Second quarter 2000 cost of sales decreased $480,423 (11.2%) from the preceding fiscal quarter, as a result of a decline in revenues of $208,543 and as improvement in operating margins.

Selling, General and Administrative Costs.
------------------------------------------

         Selling, general and administrative costs for the first six months of fiscal 2000 were $2,196,527 compared with $1,609,072 for the first six months of 1999. For the second quarter of 2000, selling, general and administrative costs were $1,120,447, as compared with $888,264 in the comparable period of 1999 and $1,076,080 for the first quarter of 2000. As a percentage of revenues, selling, general and administrative costs were 20.7%, 17.6%, 21.6%, 17.7% and 19.9% of revenues for the first six months of 2000 and 1999, the second quarter of 2000 and 1999, and the first quarter of 2000, respectively. The current period increases of $587,455 (36.5%) and $232,183 (26.1%) from the comparable six months and second quarter periods of 1999 reflect increases in salaries, commissions, professional fees and royalties. The increases also reflect the inclusion of six months operations for the Griffin subsidiary, compared to four months in fiscal 1999.

         Second quarter expenses increased $44,267 (4.1%) from the first quarter, primarily as a result of higher costs recorded by Griffin.

Interest and Other (Income) Expenses.
-------------------------------------

         Interest and other (income) expenses for the first six months of fiscal 2000 totaled $10,316 (credit), compared to a credit of $7,759 for the comparable period in 1999. For the second quarter of 2000, interest and other expenses were $6,609, compared to a credit of $11,321 for the second quarter of 1999 and a credit of $17,025 for the first quarter of fiscal 2000. The lower credit of $2,557 in the six month period of fiscal 2000, as compared to the six months of fiscal 1999, reflects a gain in disposition of assets recorded by Griffin, offset by an increase in net interest costs. The expense increase of $17,930 for the second quarter of 2000 reflects an increase in net interest costs. The expense increase of $23,634, as compared to the preceding fiscal quarter, is due to a gain in disposition of assets recorded in the first quarter of fiscal 2000, offset by an increase in bad debt expense.

Taxes on Income.
----------------

         The effective income tax rate for all periods are:

         First 6 months of 2000     -       40.0%
         First 6 months of 1999     -       35.3%
         Second quarter of 2000     -       41.3%
         Second quarter of 1999     -       34.0%
         First quarter of 2000      -       35.3%

Net Income.
-----------

         Net income for the first six months of fiscal 2000 was $212,117 or $0.12 per share (basic) and $0.11 (diluted), compared with $63,644 or $0.04 per share (basic and diluted) for the first six months of fiscal 1999. For the second quarter of 2000, net income was $163,698 or $0.09 per share (basic) and $0.08 per share (diluted), compared with $43,178 or $0.02 per share (basic and diluted) for the second quarter of 1999 and $48,419 or $0.03 per share (basic) and $0.02 (diluted) for the first quarter of 2000.

         Net income increased $148,473 in the current six month period, primarily as a result of a 16% increase in revenues and improvement in operating margins. The Griffin operation reported net income of $123,183 - an increase of $116,346 over the 1999 period. Andersen and Montair reported slight increases in net income over the prior year.

         In the second quarter of fiscal 2000, Griffin reported net income of $107,990 - an increase of $86,879 over the 1999 quarter. Net income increased $115,279 over the preceding fiscal quarter, primarily as the result of operations at Griffin.

Shares Outstanding.
------------------

         The average shares and equivalent shares outstanding were:

                                               Basic             Diluted
                                               -----             -------

                    First 6 months of 2000    1,835,526         1,955,447
                    First 6 months of 1999    1,707,584         1,761,233
                    Second quarter of 2000    1,837,819         1,957,740
                    Second quarter of 1999    1,825,403         1,882,011
                    First quarter of 2000     1,833,233         1,961,420

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

                      CROWN ANDERSEN INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION
                                -----------------


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders of the registrant was held on February 9, 2000. At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14 of the Exchange Act and all management nominees for the directors listed in the proxy statement were elected. There was no solicitation in opposition to management's nominees. In addition, the following proposals were approved.

                           The appointment of BDO Seidman, LLP, as independent accountants of the Company for the fiscal year ending September 30, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         1.  Exhibit 27     Financial data Schedule

         2.  Exhibit 10aa   Modification and Extension Agreement dated January
                            14, 2000, by and among Crown Andersen Inc., Andersen
                            2000 Inc. and Southtrust Bank, N.A.

         3. No reports on Form 8-K were filed during the quarter ended March 31, 2000.



                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CROWN ANDERSEN INC.



Dated:   May 11, 2000                          By: /s/ Jack D. Brady
        --------------                             -----------------
                                                   Jack D. Brady
                                                   Chairman of the Board
                                                   (Duly Authorized Officer)


Dated:   May 11, 2000                          By: /s/ Milton Emmanuelli
        --------------                             ---------------------
                                                   Milton Emmanuelli
                                                   Treasurer
                                                   (Principal Financial Officer)