Form 10-Q
period 2000-06-30
CROWN ANDERSEN INC
filed 2000-08-09
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED      June 30, 2000       COMMISSION FILE NUMBER    0-14229
                     ----------------------                          -----------

                              CROWN ANDERSEN INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                              58-1653577
--------------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification No.)



   306 Dividend Drive, Peachtree City, Georgia          30269
--------------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)


  Registrant's telephone number, including area code      (770) 486-2000
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

==============================================================================
                Class                       Outstanding at June 30, 2000
    -----------------------------           ----------------------------
    Common Stock, $0.10 Par Value                 1,838,614 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----

                                                                                                  PAGE NO.
                                                                                                  --------

Part I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheets--
               June 30, 2000 and September 30, 1999                                                  3

          Consolidated Statements of Operations-
               Three Months and Six Months Ended June 30, 2000
               and 1999                                                                              4

          Consolidated Statements of Cash Flows--
               Six Months Ended June 30, 2000 and 1999                                               5

          Notes to Consolidated Financial Information                                                6

          Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                         9

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                                                13

          SIGNATURES                                                                                13


                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     June 30,        September 30,
                                                                       2000              1999
                                                                   -----------        -----------
                                                                   (Unaudited)         (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                       $ 2,525,009        $ 1,653,516
   Receivables:
       Trade, less allowance of $178,334 and $174,543 for
        possible losses                                              5,216,565          4,924,700
       Other                                                            45,942             41,928
       Income taxes                                                          -                  -
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                           2,155,395          2,635,324
   Inventories                                                       2,718,320          2,364,616
   Prepaid expenses                                                    108,232            154,708
   Deferred income taxes                                               152,868            152,868
                                                                   -----------        -----------
            TOTAL CURRENT ASSETS                                    12,922,331         11,927,660

RESTRICTED CASH                                                              -          1,036,000
LONG-TERM RECEIVABLES                                                1,440,000                  -
EQUIPMENT HELD FOR RESALE                                              490,000            490,000
PROPERTY AND EQUIPMENT, less accumulated depreciation                2,790,562          2,806,522
DEFERRED INCOME TAXES                                                1,027,251          1,027,251
PROPERTY HELD FOR SALE                                               1,500,000          1,500,000
GOODWILL, net of accumulated amortization of $93,286                   790,636            834,833
OTHER ASSETS                                                           123,310            124,253
                                                                   -----------        -----------
                                                                   $21,084,090        $19,746,519
                                                                   ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                   $         -        $   393,171
   Accounts payable                                                  5,746,081          3,801,352
   Accruals:
       Income taxes                                                     41,903              4,714
       Compensation                                                    403,809            357,015
       Warranty                                                        186,100            228,000
       Miscellaneous                                                   299,223            417,507
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                 80,882                  -
   Current maturities of long-term debt                                666,228            783,265
   Deferred income taxes                                               364,351            378,322
                                                                   -----------        -----------
           TOTAL CURRENT LIABILITIES                                 7,788,577          6,363,346
LONG-TERM DEBT, less current maturities                                 28,333             18,744
DEFERRED INCOME TAXES                                                  251,932            251,932
                                                                   -----------        -----------
           TOTAL LIABILITIES                                         8,068,842          6,634,022
                                                                   -----------        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par; shares authorized 20,000,000; issued
     1,875,918; outstanding 1,838,614 and 1,832,939                    187,592            187,364
   Additional paid-in capital                                        3,836,572          3,826,301
   Treasury stock; 37,304 and 40,696 shares, at cost                 (262,675)          (270,235)
   Retained earnings                                                 9,390,873          9,327,567
   Foreign currency translation adjustment                            (137,114)            41,500
                                                                   -----------        -----------
           TOTAL STOCKHOLDERS' EQUITY                               13,015,248         13,112,497
                                                                   -----------        -----------
                                                                   $21,084,090        $19,746,519
                                                                   ===========        ===========


          See accompanying Notes to Consolidated Financial Statements.

                                         CROWN ANDERSEN INC AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND COMPREHENSIVE INCOME
                                                    (Unaudited)

                                              FOR THE NINE MONTHS       FOR THE THREE MONTHS
                                                 ENDED JUNE 30,             ENDED JUNE 30,
                                          --------------------------   -------------------------
                                             2000            1999           2000          1999
                                          ----------      ----------   -----------   -----------
REVENUES:
  Contracts                               $5,223,984      $3,815,328   $15,038,076   $11,865,787
  Sales                                      491,459         397,743     1,273,194     1,464,130
  Other                                            -          35,782             -        62,920
                                          ----------      ----------   -----------   -----------
                                           5,715,443       4,248,853    16,311,270    13,392,837
                                          ----------      ----------   -----------   -----------

COSTS AND EXPENSES:
  Cost of contracts and sales              4,963,046       3,709,069    13,019,245    11,153,396
  Selling, general and administrative      1,041,005         829,323     3,237,532     2,438,395
  Interest and other                         (51,297)          8,351       (61,613)          592
                                          ----------      ----------   -----------   -----------
                                           5,952,754       4,546,743    16,195,164    13,592,383
                                          ----------      ----------   -----------   -----------
  Income (loss) from operations before
    taxes on income                         (237,311)       (297,890)      116,106      (199,546)
TAXES ON INCOME (BENEFIT)                    (88,500)       (113,400)       52,800       (78,700)
                                          ----------      ----------   -----------   -----------
    NET INCOME (LOSS)                     $ (148,811)     $ (184,490)  $    63,306   $  (120,846)
                                          ==========      ==========   ===========   ===========

AVERAGE NUMBER OF SHARES - BASIC           1,838,614       1,832,939     1,836,556     1,749,369
AVERAGE NUMBER OF SHARES - DILUTED         1,838,614       1,832,939     1,836,556     1,749,369

EARNINGS (LOSS) PER SHARE
 BASIC                                    $    (0.08)     $    (0.10)   $     0.03   $     (0.07)
 DILUTED                                  $    (0.08)     $    (0.10)   $     0.03   $     (0.07)





                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS):

                                              FOR THE NINE MONTHS        FOR THE THREE MONTHS
                                                  ENDED JUNE 30,             ENDED JUNE 30,
                                            ------------------------   --------------------------
                                               2000          1999         2000            1999
                                            ----------    ----------   -----------     -----------
NET INCOME (LOSS)                           $ (148,811)   $ (184,490)   $    63,306    $  (120,846)
OTHER COMPREHENSIVE INCOME
 Foreign Currency Translation Adjustment          (231)      (64,349)      (178,614)      (204,679)
                                            ----------    ----------    -----------    -----------
COMPREHENSIVE LOSS                          $ (149,042)   $ (248,839)   $  (115,308)   $  (325,525)
                                            ==========    ==========    ===========    ===========



         See accompanying Notes to Consolidated Financial Statements.

                       CROWN ANDERSEN INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                    Nine Months Ended June 30,
                                                                   ----------------------------
                                                                       2000             1999
                                                                   -----------      -----------
OPERATING ACTIVITIES:
   Net income from operations                                       $    63,306     $  (120,846)
   Items in income from operations not affecting cash:
       Depreciation and amortization                                    249,253         229,559
       Gain on sale of assets                                           (16,000)              -
   Cash provided by (used for)
       Trade and other receivables                                   (1,876,061)       (907,229)
       Refundable income taxes                                           19,285          33,839
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                          479,929      (1,552,048)
       Inventories                                                     (409,428)        613,529
       Prepaid expenses                                                  42,311         (31,269)
       Accounts payable                                               2,053,060       2,400,336
       Accrued expenses                                                 (66,400)        757,655
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                              80,882          (6,113)
       Other                                                            (44,242)         (1,480)
                                                                    -----------     -----------
   Cash provided by operating activities                                575,895       1,415,933
                                                                    -----------     -----------
INVESTING ACTIVITIES:
   Decrease in restricted cash                                        1,036,000               -
   Proceeds from sale of assets                                          16,000               -
   Investment in Griffin Environmental Company Inc.                           -      (2,296,010)
   Capital expenditures                                                (264,123)        (93,719)
                                                                    -----------     -----------
   Cash provided by (used for) investing activities                     787,877      (2,389,729)
                                                                    -----------     -----------
FINANCING ACTIVITIES:
   Reduction in long-term debt                                         (107,448)       (284,504)
   Decrease in notes payable                                           (393,171)       (161,333)
   Sale of common stock                                                  18,059         977,198
                                                                    -----------     -----------
   Cash (used for) provided by financing activities                    (482,560)        531,361
                                                                    -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (9,719)        (10,735)
                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS:
   Net decrease during the period                                       871,493        (453,170)
   Balance at beginning of period                                     1,653,516       1,171,097
                                                                    -----------     -----------
   BALANCE AT END OF PERIOD                                         $ 2,525,009     $   717,927
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

3.   Stock options and warrants:
     --------------------------

     As of June 30, 2000, options to purchase 271,233 shares at an average price of $4.42 were outstanding under the Company's stock option plan.

     The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share. Of the total 300,000 warrants outstanding, only 74,000 are vested.

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

5.   Inventories:
     -----------

     Inventories were $2,718,320 and $2,364,616 as of June 30, 2000 and September 30, 1999. Included in inventories is approximately $870,000 related to incineration equipment purchased from a former competitor.

6.   Restricted cash:
     ---------------

     The balance of $1,036,000 in short-term investments previously held as restricted cash was reclassified to cash and cash equivalents as of June 30, 2000, since the letter of credit requiring collateral is being canceled in July 2000 following settlement of arbitration proceedings.

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

8.   Commitments and contingencies:
     -----------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 1999, except as noted below:

     On July 10, 2000, the Company settled its contractual dispute with a customer in Indonesia. This dispute was the subject of an arbitration proceeding in Singapore which was discussed in Note 3 to Consolidated Financial Statements in the Company's 1999 Annual Report. The settlement provides for total payments by the customer of $1,800,000; two payments of $180,000 each in July and August, 2000, and ten semi-annual payments of $144,000, plus interest at 5% per year commencing on April 1, 2001. The payment of the settlement amount has been guaranteed by the customer's parent company. As a result of the settlement, a performance bond of $1,036,000 guaranteed by a letter of credit is being canceled and restricted cash of $1,036,000 is being released to the Company's general operating funds.

     The Company had a $5.0 million line of credit and a term loan with a U.S. bank. During 1999, the Company's bank notified the Company that the bank was not going to renew the line of credit beyond September 30, 1999 and was reducing the available borrowing limit to $2.0 million. As of June 30, 2000, there were no amounts outstanding under the line of credit. However, there was $600,000 outstanding on the term loan and $196,000 on a letter of credit issued by this bank and guaranteed by the line of credit. This letter of credit expired in July 2000. Since September 30, 1999, the Company has continued to make scheduled debt payments to this bank. On January 14, 2000, the bank agreed to extend the term loan to June 15, 2000 with no further advances allowed under the line of credit. The term loan was further extended to August 31, 2000 on June 29, 2000.

     The Company has been actively seeking financing from other sources since mid September 1999 to replace this line of credit. The discussions for other financing include banks with similar collateral requirements and mortgage loans on the Company's real estate holdings. The Company has reviewed the current collateral available to it and has determined that there exists sufficient collateral to refinance its loan obligation and obtain the necessary cash to fund operations in fiscal 2000. The Company's cash flow projections for fiscal 2000 indicate a need for about $900,000 of working capital in excess of anticipated bank balances. This cash shortfall will be now covered with the availability of $1,036,000 in previously restricted cash which has been released following settlement of a contractual dispute and the availability of a loan commitment from a private investor. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due.

9.   Litigation settlement:
     ---------------------

     During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note and the amount of $670,000. The note was paid in May 1999. In exchange, the Company received the rights (without further obligation) to
transfer title of this property to a purchaser or to the Company.   The
estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's June 30, 2000 balance sheet includes these assets as "property held for sale."

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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents of $2,525,009 at June 30, 2000 increased $871,493 from the September 30, 1999 balance of $1,653,516. The increase was primarily attributable to the release of $1,036,000 in restricted cash, following settlement of an arbitration dispute with a customer in Singapore. The increase in accounts receivable of $1,876,061 reflects $1,300,000 transferred from costs and estimated earnings in excess of billings on uncompleted contracts as a result of the arbitration settlement. Inventories increased $409,428. The increases in receivables and inventories were offset by increases in payables of $1,986,660 and net income plus depreciation of $312,559. Cash provided by operating activities amounted to $575,895.

     Cash provided by investing activities totaled $787,877. This amount includes $1,036,000 from reduction of restricted cash, and net proceeds from sale of fixed assets of $16,000, partially offset by capital expenditures of $264,123.

     Cash used for financing activities totaled $482,560. This amount reflects reduction of long-term debt and notes payable of $107,448 and $393,171, respectively, and $18,059 received from the sale of common stock.

     Montair and Griffin realized a positive cash flow from operations which offset a negative operating cash flow at Andersen.

     As disclosed in Note 7 to the Consolidated Financial Statements, during 1994 the Company repossessed certain equipment sold under a lease arrangement. This asset is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company is attempting to market this equipment for sale and has active negotiations underway for its sale.

     On July 10, 2000, the Company settled its contractual dispute with a customer in Indonesia. This dispute was the subject of an arbitration proceeding in Singapore which was discussed in Note 3 to Consolidated Financial Statements in the Company's 1999 Annual Report. The settlement provides for total payments by the customer of $1,800,000; two payments of $180,000 each in July and August, 2000, and ten semi-annual payments of $144,000, plus interest at 5% per year commencing on April 1, 2001. The payment of the settlement amount has been guaranteed by the customer's parent company. As a result of the settlement, a performance bond of $1,036,000 guaranteed by a letter of credit is being canceled and restricted cash of $1,036,000 is being released to the Company's general operating funds.

     The Company had a $5.0 million line of credit and a term loan with a U.S. bank. During 1999, the Company's bank notified the Company that the bank was not going to renew the line of credit beyond September 30, 1999 and was reducing the available borrowing limit to $2.0 million. As of June 30, 2000, there were no amounts outstanding under the line of credit. However, there was $600,000 outstanding on the term loan and $196,000 on a letter of credit issued by this bank and guaranteed by the line of credit. This letter of credit expired in July 2000. Since September 30, 1999, the Company has continued to make scheduled debt payments to this bank. On January 14, 2000, the bank agreed to extend the term loan to June 15, 2000 with no further advances allowed under the line of credit. The term loan was further extended to August 31, 2000 on June 29, 2000.

     The Company has been actively seeking financing from other sources since mid September 1999 to replace this line of credit. The discussions for other financing include banks with similar collateral requirements and mortgage loans on the Company's real estate holdings. The Company has reviewed the current collateral available to it and has determined that there exists sufficient collateral to refinance its loan obligation and obtain the necessary cash to fund operations in fiscal 2000. The Company's cash flow projections for fiscal 2000 indicate a need for about $900,000 of working capital in excess of anticipated bank balances. This cash shortfall will now be covered with the availability of $1,036,000 in previously restricted cash which has been released following settlement of a contractual dispute and the availability of a loan commitment from a private investor. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company obtained permission to purchase up to $400,000 of treasury stock. A total of 262,675 of net treasury stock purchases is reflected in the Company's balance sheet as of June 30, 2000.

     As of June 30, 2000, the Company's equity in its Montair operation had decreased in value by $178,614 from September 30, 1999 as a result of a decrease in the foreign currency translation adjustment, reflecting a 12% increase in the U.S. dollar against the Dutch guilder.

     The Company experienced no disruptions in its operations as a result of the year 2000 issue.

Results of Operations:
---------------------

Revenues.
--------

     Revenues for the first nine months of fiscal 2000 were $16,311,270 compared with $13,392,837 for the first nine months of fiscal 1999. For the third quarter of fiscal 2000, revenues were $5,715,443 compared with $4,248,853 for the comparable figure in 1999 and $5,193,642 for the second quarter of fiscal 2000. Foreign sales (including export sales by Andersen and sales by Montair) were $4.1 million and $3.5 million for the first nine months of 2000 and 1999, respectively, and accounted for 25.2% and 26.3% of revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

     Nine month revenues in 2000 increased $2,918,433 (22%) from 1999. Revenue increases at Griffin and Montair of $4,124,569 and $546,957, respectively, offset a decline in revenues at Andersen of $1,753,093.

     The Company continues to rely on the international market for some of its revenues. Demand for the Company's products in the domestic market has remained low over the last five years because of uncertainty in changes in United States regulations. However, the Company experienced an increase in domestic business during fiscal 1999. Domestic revenues accounted for 73.7% of total revenues in fiscal 1999 and 74.8% for the first nine months of fiscal 2000. This trend is expected to continue in fiscal 2000 as a result of the additional revenues generated by Griffin.

     Third quarter 2000 revenues increased $1,466,590 (34.5%) from the comparable period in 1999. The increase reflects higher revenues at Griffin and Montair, which offset a decline in revenues of $225,586 at Andersen.

     Third quarter 2000 revenues increased $521,801 (10.0%) from the preceding fiscal quarter, primarily as a result of higher revenues at Andersen.

Cost of Sales.
-------------

     For the first nine months of fiscal 2000, cost of sales totaled $13,019,245 as compared with $11,153,396 for the first nine months of fiscal 1999. Third quarter cost of sales were $4,963,046 as compared with $3,709,069 for the third quarter of 1999 and $3,787,888 for the second quarter of fiscal 2000.

     Cost of sales for the nine months of fiscal 2000 increased $1,865,849 (16.7%) from the comparable period in 1999, as a result of higher revenues and a margin improvement of 3.5%.

     For the third quarter of fiscal 2000, cost of sales increased $1,253,977 (33.8%) from the comparable period in 1999. The increase reflects an increase in revenues of 34.5%.

     Third quarter 2000 cost of sales increased $1,175,158 (31.0%) from the preceding fiscal quarter, as a result of a decline in margin of 13.9%. The overall margin decline was the result of reduced margin projects at Andersen in an increasingly competitive marketplace for Andersen products.

Selling, General and Administrative Costs.
-----------------------------------------

     Selling, general and administrative costs for the first nine months of fiscal 2000 were $3,237,532 compared with $2,438,395 for the first nine months of 1999. For the third quarter of 2000, selling, general and administrative costs were $1,041,005, as compared with $829,323 in the comparable period of 1999 and $1,120,447 for the second quarter of 2000. As a percentage of revenues, selling, general and administrative costs were 19.8%, 18.2%, 18.2%, 19.5% and 21.6% of revenues for the first nine months of 2000 and 1999, the third quarter of 2000 and 1999, and the second quarter of 2000, respectively. The current period increases of $799,137 (32.8%) and $211,682 (25.5%) from the comparable nine months and third quarter periods of 1999 reflect increases in salaries, commissions, professional fees and royalties. The increases also reflect the inclusion of nine months operations for the Griffin subsidiary, compared to seven months in fiscal 1999.

     Third quarter expenses decreased $79,442 (7.0%) from the second quarter, primarily as a result of lower costs recorded by Griffin.

Interest and Other (Income) Expenses.
------------------------------------

     Interest and other (income) expenses for the first nine months of fiscal 2000 totaled $61,613 (credit), compared to an expense of $592 for the comparable period in 1999. For the third quarter of 2000, interest and other (income) expenses were $51,297 (credit), compared to an expense of $8,351for the third quarter of 1999 and an expense of $6,609 for the second quarter of fiscal 2000. The credit increase of $62,205 in the nine month period of fiscal 2000, as compared to the nine months of fiscal 1999, reflects lower bad debt expense recorded by Andersen and a gain in disposition of assets recorded by Griffin. The credit increase of $59,648 in the third quarter period also reflects a reduction in bad debt expense recorded by Andersen. The credit increase of $57,906, as compared to the preceding fiscal quarter, is due to higher rental income and lower bad debt expense.

Taxes on Income.
---------------

     The effective income tax rate for all periods are:

     First 9 months of 2000   -    45.5%
     First 9 months of 1999   -    39.4% - benefit
     Third quarter of 2000    -    37.3% - benefit
     Third quarter of 1999    -    38.1% - benefit
     Second quarter of 2000   -    41.3%

Net Income.
----------

     Net income for the first nine months of 2000 was $63,306 or $0.03 per share (basic and diluted), compared with a net loss of $120,846 or $0.07 per share (basic and diluted) for the first nine months of fiscal 1999. For the third quarter of 2000, the Company recorded a net loss of $148,411 or $0.08 per share (basic and diluted), compared with a net loss of $184,490 or $0.10 per share (basic and diluted) for the third quarter of 1999 and net income of $163,698 or $0.09 per share (basic and diluted) for the second quarter of 2000.

     Net income increased $184,152 in the current nine month period, primarily as a result of a 22% increase in revenues and an improvement in operating margins. The increase income was attributable to profitable operations at Griffin and Montair which offset a loss reported by Andersen. The Griffin operation reported net income of $274,570 - an increase of $267,911 over the 1999 period. Operations at Montair also reported an increase in net income of $85,527 over 1999.

     In the third quarter of fiscal 2000, Griffin reported net income of $151,387 - an increase of $151,565 over the 1999 quarter. Net income decreased $312,509 from the preceding fiscal quarter, primarily as the result of a loss recorded at Andersen.

Shares Outstanding.
------------------

     The average shares and equivalent shares outstanding were:

                                           Basic     Diluted
                                         ---------  ---------

               First 9 months of 2000    1,836,556  1,836,556
               First 9 months of 1999    1,749,369  1,749,369
               Third quarter of 2000     1,838,614  1,838,614
               Third quarter of 1999     1,832,939  1,832,939
               Second quarter of 2000    1,837,819  1,837,819


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

                     CROWN ANDERSEN INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION
                        -------------------------------

ITEM 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          No reports on Form 8-K were filed during the quarter ended June 30,
          2000



                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROWN ANDERSEN INC.



Dated:   August 8, 2000                  By: /s/ Jack D. Brady
         --------------                      -------------------------------
                                             Jack D. Brady
                                             Chairman of the Board
                                             (Duly Authorized Officer)


Dated:   August 8, 2000                  By: /s/ Milton Emmanuelli
         --------------                      ------------------------------
                                             Milton Emmanuelli
                                             Treasurer
                                             (Principal Financial Officer)