Form 10-Q/A
period 2000-06-30
CROWN ANDERSEN INC
filed 2000-08-10
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                             FOR THE THREE MONTHS         FOR THE NINE MONTHS
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

                                              FOR THE THREE MONTHS         FOR THE NINE MONTHS
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



Dated:   August 10, 2000                 By: /s/ Jack D. Brady
         --------------                      -------------------------------
                                             Jack D. Brady
                                             Chairman of the Board
                                             (Duly Authorized Officer)


Dated:   August 10, 2000                 By: /s/ Milton Emmanuelli
         --------------                      ------------------------------
                                             Milton Emmanuelli
                                             Treasurer
                                             (Principal Financial Officer)