Form 10-K405
period 2000-09-30
CROWN ANDERSEN INC
filed 2001-01-12
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

At December 15, 2000 there were 1,838,614 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant as of December 15, 2000 was $5,505,261.

                     Documents incorporated by reference:
                     -----------------------------------

Portions of the Registrant's 2000 Annual Report are incorporated by reference in
Part I and Part II hereof. Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on February 21, 2001 are incorporated by reference in Part III hereof.

                                 Page 1 of 20
                         Index of Exhibits on Page 19

                              CROWN ANDERSEN INC.

                          Annual Report on Form 10-K

                 For the Fiscal Year Ended September 30, 2000

                                                          TABLE OF CONTENTS
                                                          -----------------

                                                               PART I
                                                               ------

Item No.                                                                                                  Page No.
-------                                                                                                   --------
1              Business                                                                                       3

2              Properties                                                                                     9

3              Legal Proceedings                                                                              9

4              Submission of Matters to a Vote of Security Holders                                            9

4(A)           Executive Officers of the Registrant                                                           9

                                                              PART II
                                                              -------

5              Market for the Registrant's Common Equity and Related Stockholder Matters                     10

6              Selected Financial Data                                                                       10

7              Management's Discussion and Analysis of Financial Condition and Results of Operation          11

8              Financial Statements and Supplementary Data                                                   11

9              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          11

                                                              PART III
                                                              --------

10             Directors and Executive Officers of the Registrant                                            11

11             Executive Compensation                                                                        11

12             Security Ownership of Certain Beneficial Owners and Management                                11

13             Certain Relationships and Related Transactions                                                12

                                                              PART IV
                                                              -------

14             Exhibits, Financial Statement Schedules and Reports on Form 8-K                               12

               Signatures                                                                                    15

               Index to Financial Statement Schedules                                                        16

                                    PART I
                                    ------

ITEM 1. BUSINESS
----------------

                                    General
                                    -------

     Crown Andersen Inc. (the "Company" or the "Registrant"), through its subsidiaries, designs, manufactures, sells and installs a wide range of industrial air pollution control and air handling systems, product recovery equipment, and a complete line of medical, chemical and industrial waste treatment equipment and systems. The Company is a Delaware corporation formed in October 1985. It serves as a holding company for Andersen 2000 Inc. (hereinafter called "Andersen") and Griffin Environmental Comany, Inc. (hereinafter called "Griffin").

     On December 16, 1998, the Company purchased all of the outstanding stock of Griffin from its private owner. Griffin, based in Syracuse, New York, is a manufacturer of fabric filter and cartridge dust collectors, product recovery and pollution control equipment.

     Andersen, which was a predecessor of the Company, is engaged in the design, manufacture, sale, and installation of specialized industrial pollution control equipment and systems and of medical, chemical and industrial waste treatment equipment and systems, heat exchanger and boiler systems, and industrial fans and blowers. Additionally, Andersen's wholly-owned subsidiary, Montair Andersen bv in Sevenum, The Netherlands ("Montair Andersen") manufactures and installs industrial equipment similar to the Andersen equipment for the European, African, Middle Eastern and Far Eastern markets.

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

     Andersen's manufacturing operations in North America are conducted in Peachtree City, Georgia. This facility, which is owned by Andersen, has 37,600 square feet of inside manufacturing and office space and 100,000 square feet of outdoor assembly area. This facility is equipped for heavy steel fabrication and is located on a six acre tract of property in an industrial park.

     Griffin owns a modern manufacturing facility in Syracuse, New York. The property is located on 10 acres of land and includes a 60,000 square feet manufacturing and office building.

     Andersen, through Montair Andersen b.v., owns its manufacturing facility in the Netherlands. This plant contains approximately 40,000 square feet of space and is located on 4.8 acres of industrial property in Sevenum, The Netherlands. This facility was certified under the new world standard ISO-9001. Certification was attained in fiscal year 1994.

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

                      Foreign Operations And Export Sales
                      -----------------------------------

     Montair Andersen manufactures and ships products to all European countries and to some countries in the Middle East, Africa and Asia. Montair Andersen also exports small animal isolators and some of its glove boxes to the United States and Canada.

     Andersen uses subcontract manufacturers in some foreign countries when sales are made into those countries. In particular, it is common for Andersen to use Canadian subcontract manufacturers for sales in Canada. Most of Andersen's foreign products, however, are manufactured in Andersen's plant in the United States.

     Griffin has occasionally sold its products outside the United States and Canada. Griffin is in the process of expanding its export business.

     Foreign sales in fiscal 2000, 1999, and 1998 accounted for approximately 27%, 33% and 62%, respectively, of the Company's total revenues. Foreign sales for fiscal 2000, 1999 and 1996 totaled approximately $5.4 million, $5.3 million, $8.9 million, respectively.

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

     In fiscal 1986, Andersen negotiated a license agreement with Paramount Pollution Control Pvt Ltd in Baroda, India. Andersen licensed manufacture of all of its product lines, including those manufactured by Montair Andersen, to the Indian firm. This agreement called for an initial payment of $85,000 to Andersen for initial technical exchange and training, followed by royalties calculated as a percentage of product sales in India in the future. An extension of this agreement was signed in 1997 for five years. To date, revenues from these agreements have not been material.

     Griffin licenses a cartridge filter system from a private company in the United States.

                                  Competition
                                  -----------

     In the air pollution control field, Andersen competes with three or four companies of similar size which have similar product lines. In 22 years of direct competition with these firms, Company management has determined that these competitors do not have the engineering capabilities that Andersen does, and most of these companies do not routinely offer auxiliary systems and installation services with their quotations. Andersen considers the ability to furnish auxiliary systems and installation as an advantage over its competition. There are some competitors in the field which are somewhat larger than Andersen and which may have greater financial resources. However, these larger companies tend to concentrate on large air pollution control projects associated with utility plant construction or with large municipal projects. As a result, they are not routine competitors with Andersen since Andersen does not compete in these fields.

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

                              Principal Customers
                              -------------------

     During 2000 three customers accounted for approximately 23% of the Company's consolidated revenues. It is the opinion of management that the loss of such customers would not have a material adverse effect on the operations of the Company. Such business is not normally repetitive and, therefore, is not dependent upon any single customer or individual group of customers.

                                    Backlog
                                    -------

     The Company's consolidated backlog of firm orders as of the dates set forth below were as follows:

          September 30, 2000   -   $16,912,375
          September 30, 1999   -   $12,817,698
          September 30, 1998   -   $10,744,615
          September 30, 1997   -   $ 9,171,100

     The increase in backlog in 2000 reflects $7.5 million in orders received by Andersen late in the year. All backlog is scheduled for shipment in 2001.

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

                            Patents And Trademarks
                            ----------------------

     Andersen owns domestic and foreign patents on its HEAF(R) and CHEAF(R) gas filtration systems, its sulfur dioxide removal scrubbing systems, a chemical waste regeneration process for the sulfur dioxide removal system, an incineration process, and improvements to these product lines which have occurred in recent years. Andersen was granted patent protection on its combination spray dryer-scrubber system for air pollution control on incinerators in 1991. The oldest of the patents expired in 1991 and the newest expires in 16 years. Andersen holds trademarks on the HEAF(R) and CHEAF(R) systems, the SUBDEW(R) condensing heat exchanger, and the ANDERSEN(R) name. The trademarks generally expire 20 years from the date of registration but may be renewed for one or more additional 20 year periods when they first expire.

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

                              Product Warranties
                              ------------------

     In connection with most contracts for manufacture and sale of Andersen or Griffin equipment, the Company warrants the equipment manufactured to be free from defects in material and workmanship under normal use and service for a period of eighteen months after shipment, or one year after completion of erection, or one year after initial operation, whichever occurs first. Andersen's and Griffin's obligation is generally limited to the repair or replacement of the defective parts. All equipment not manufactured by Andersen or Griffin carries only such warranty, if any, as given by the manufacturer. In addition, Andersen sometimes provides performance guarantees for equipment and systems which it furnishes. Each proposed application is carefully evaluated for its potential risk before such guarantees are offered to the customer. Warranty and performance guarantee related expenses are recognized as they are incurred. As of September 30, 2000, Andersen has established a $115,000 reserve for future warranty repairs and Griffin had established a $40,000 reserve for warranty claims.

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

     Research and development expenses are expensed in the year incurred. Such expenses were less than $10,000 per year during fiscal years 2000, 1999 and 1998.

                            Environmental Controls
                            ----------------------

     To a large extent, the demand for the Company's products is dependent upon the enforcement of federal, state, and international regulations regarding air pollution, water pollution, and general industrial pollution. There has been a significant increase in enforcement actions related to hazardous waste disposal during the past three years outside the United States. This enforcement action has resulted in a greater demand outside the United States for incineration systems offered by Andersen. This increased enforcement activity should benefit both Andersen and Montair in fiscal 2001. On the other hand, any relaxation of environmental laws and regulations by the federal, state, or international governments or any delay in the implementation of such laws or regulations could have an adverse effect on the Company's operations.

                                   Employees
                                   ---------

     The Company and its subsidiaries employed a total of 123 individuals as of September 30, 2000, including 11 officers, 81 technical and manufacturing people, and 31 others engaged in financial, sales, and secretarial activities. Approximately 72% of these people are employed at the Peachtree City, Georgia and at the Syracuse, New York facilities by either Andersen, Griffin, or by the Company, and 28% are employed at Montair Andersen's Sevenum, The Netherlands plant.

                          Seasonal Nature of Business
                          ---------------------------

     Andersen's and Griffin's business has not been seasonal in prior years.

ITEM 2.  PROPERTIES
-------------------

     Andersen owns six acres of land in Peachtree City, Georgia, with a 15-20 year old, 36,000 square feet office and manufacturing facilities. Andersen owns all of the office furniture and equipment, all of the manufacturing equipment, and all of the testing equipment at this facility. Andersen also owns an 80 acre vacant land site in a remote area of Kern County, California. The carrying value of this vacant land is $60,000.

     Montair Andersen owns its facility in Sevenum, The Netherlands, which includes 40,000 square feet of office and manufacturing space located on 4.8 acres of land. Montair owns all of its manufacturing and office equipment in Sevenum.

     Griffin owns its facility in Syracuse, New York, which includes 60,000 square feet of office and manufacturing space located on ten acres of land.

     The Company (through a defunct subsidiary - Struthers Thermo-Flood Corp.) holds the rights to title of the property in Winfield, Kansas, including six buildings on 13 acres of land, all of which were owned under capital leases by Thermo-Flood. These facilities contain approximately 137,400 square feet of manufacturing space and 20,000 square feet of office area. The Company abandoned the Thermo-Flood property in 1992, but received the rights to re-acquire this property back in 1998 upon settlement of litigation. This property is currently leased to unrelated companies, but is also offered for sale.

     Management believes that the facilities discussed above are adequate for the current needs of all of the Company's operations for the foreseeable future.

     For additional information regarding the Company's property and equipment, see Note 6 to the Notes to Consolidated Financial Statements contained in the Company's 2000 Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     A discussion of the Company's pending and threatened litigation and unasserted claims or assessments is set forth under the caption "Commitments and Contingencies" (Note 12 to the Consolidated Financial Statements) in the Company's 2000 Annual Report. Such discussion is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

     Set forth below in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K is information as of December 15, 2000 regarding the executive officers (including executive officers who are also directors) of the company.

Name                                 Age  Occupation During The Past Five Years
-----------------------------------  ---  ----------------------------------------------------------------------------------
Jack D. Brady                        57   Chairman of the Board, President and Chief Executive Officer of the Company since
                                          1985; Chairman of the Board of Andersen since 1984; President of Andersen since
                                          2000; President and Treasurer of Andersen from 1978 to 1995; Executive Vice
                                          President of Andersen from 1975 until 1978; Director of Andersen since 1975;
                                          Director of Montair Andersen since 1984; Director of Griffin since 1998.

Milton Emmanuelli                    66   Chief Financial Officer of the Company since September 21, 1992; elected
                                          Secretary/treasurer of the Company on December 16, 1992, and Controller/treasurer on December 13, 1994.

Thomas Van Remmen                    43   Vice President of Sales and Marketing for Andersen since 2000; Director of the
                                          Company from 1996 to 2000; President oo Andersen from 1996 to 2000; General
                                          Manager of Cleaver-Brooks incineration and watertube boiler division of Aqua-Chem
                                          Inc. from 1986 to 1996.

Randall H. Morgan                    52   Secretary of the Company since 1994; Secretary/Treasurer from 1985 to 1992; Vice
                                          President and Secretary of Andersen since 1979.

Thomas Graziano                      57   Director of the Company, President of Griffin Environmental Company, Inc. since
                                          April 1999; Self-employed (consultant) 1997 to 1998; President, Howden Fan
                                          Company 1998 - January 1999; Senior Vice President, Fischback and Moore, 1994 to
                                          1996.

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     Information relating to the market for, holders of and dividends paid on the Company's common stock is set forth under the caption "Common Stock Information" in the Company's 1999 Annual Report. Such information is incorporated herein by reference. The 2000 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Selected consolidated financial data for the Company for each year of the five year period ended September 30, 2000 are set forth under the caption "Selected Financial Data" in the 2000 Annual Report referred to in Item 5 above. Such financial data are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated balance sheets of the Company as of September 30, 2000 and 1999 and the Company's consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000, together with the related notes thereto and the report of independent certified public accountants thereon dated December 14, 2000, are set forth in the 2000 annual report referred to in item 5 above. Such consolidated financial statements, notes and reports are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
----------------------

     No independent certified public accountant of the Company has, during the two fiscal years ended September 30, 2000 or subsequent thereto, resigned, indicated any intent to resign or been dismissed as the independent certified public accountants of the Company.

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Information relating to the directors of the Company is set forth under the caption "Election of Directors-Nominees" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on February 14, 2001. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth as Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information relating to management compensation is set forth under the captions "Election of Directors - Director Compensation" and "Election of Directors - Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Information relating to ownership of the Company's $0.10 par value common stock as of January 1, 2001 by (i) any person or group known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) each nominee for election as a director of the Company at the Company's 2001 Annual Meeting of Stockholders, and (iii) all directors and officers of the Company as a group is set forth under the captions "Voting - Principal Stockholders" and "Election of Directors - Nominees" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Documents Filed as Part of This Report:

     (1)  Financial Statements.

          The following consolidated financial statements are incorporated in
Part II, Item 8 of this report from the Company's 2000 Annual Report referred to in Item 5 above:

     Consolidated Balance Sheets as of September 30, 2000 and 1999;

     Consolidated Statements of Loss and Comprehensive Loss for the three fiscal years ended September 30, 2000;

     Consolidated Statements of Stockholders' Equity for the three fiscal years ended September 30, 2000;

     Consolidated Statements of Cash Flows for the three fiscal years ended September 30, 2000;

     Summary of Accounting Policies;

     Notes to Consolidated Financial Statements;

     Report of Independent Certified Public Accountants.

     (2)  Financial Statement Schedules.

          The following financial statement schedules are set forth on page 17 of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto. See the Index to Financial Statement Schedules on page 18 hereof.

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

Exhibit No.                                                                             Description
               ------------------------------------------------------------------------------------------------------------------
        13(a)  Certificate of Incorporation of the Company (Exhibit 3(a) to the Company's Registration Statement on Form S-4,
               No. 33-684 (the "Form S-4 Registration Statement")
        3(b)   Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of
               Delaware on March 18, 1987 (Exhibit 3(b) to the Company's Annual Report on Form 10-k for the fiscal year ended
               September 30, 1987)
        3(c)   Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)
        4      Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)
        10(a)  Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown
               (Exhibit 2 to the Form S-4 Registration Statement)
        10(b)  1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration
               Statement)
        10(c)  First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company's Annual Report on
               Form 10-k for the fiscal year ended September 30, 1987)
        10(d)  Executive Option Plan (Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended
               September 30, 1987)
        10(e)  Key Employee Stock Option Plan (Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
        10(f)  1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4
               Registration Statement)
        10(g)  Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company's Annual Report on Form 10-K for the
               fiscal year ended September 30, 1987)
        10(h)  Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company
        10(i)  Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks
        10(j)  Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for
               Thermo-Flood's properties in Winfield, Kansas (Exhibit 10(p) to the Company's Annual Report on Form 10-K for the
               fiscal year ended September 30, 1988)
        10(k)  Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The
               Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special
               Revolving Credit Note and Working Capital Revolving Credit Note (Exhibit 10(s) to the Company's Annual Report on
               Form 10-K for the fiscal year ended September 30, 1989)
        10(l)  Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the
               Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company's Report on Form 8-K dated April
               30, 1991)
        10(m)  Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy, Lawrence E. Wiegman,
               Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company's Report on Form 8-K dated September 13, 1991).
        10(n)  Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and
               Thermo-flood and Nationsbank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) - (See
               Exhibit 10p)
        10(o)  Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown, Thermo-Flood and Nationsbank
               of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)
        10(p)  Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and Nationsbank of Georgia N.A.
               (Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993)
        10(q)  Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994
        10(r)  Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19, 1994 (Exhibit A to the
               Company's Notice of Special Meeting and Proxy Statement 1994)
        10(s)  Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of Aqua-Chem and Andersen
               2000 Inc. filed with Form 10Q for quarter ended December 31, 1995

Exhibit No.                                                                             Description
               ------------------------------------------------------------------------------------------------------------------
        10(t)  Commercial Loan Agreement, General Security Agreement, Commercial Promissory Note, and Revolving Note dated June
               28, 1996 between South Trust Bank of Georgia, N.A. and Crown Andersen Inc. and Andersen 2000 Inc. filed with Form
               10q for the quarter ended June 30, 1996.
        10(u)  Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen Inc., Andersen 2000 Inc., and Southtrust Bank of Georgia, N.A., filed with Form 10Q for the quarter ended March 31, 1997.
        10(v)  1998 Directors Warrant Plan.
        10(w)  1998 Incentive Stock Option Plan.
        10(x)  Loan Documents Modification Agreement dated February 21, 1998 and March 29, 1998 between Crown Andersen Inc.,
               Andersen 2000 Inc and Southtrust Bank of Georgia N.A., filed with Form 10Q for quarter ended March 31, 1998.
          13*  2000 Annual Report - Filed herewith
          21   Subsidiaries - filed herewith
          27   Financial Data Schedule - Filed herewith

     *Portions of the Company's 2000 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 2000 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.

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

                                            CROWN ANDERSEN INC.
                                            -------------------
                                            (Registrant)

     Date: January 8, 2001                  BY: /s/ Jack D. Brady
                                                --------------------------------
                                            Jack D. Brady, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Jack D. Brady                Chairman of the Board, President,     January 8, 2001
-------------------------------  Principal Executive Officer and
Jack D. Brady                    Principal financial Officer

/s/ Jack C. Hendricks            Director                              January 8, 2001
-------------------------------
Jack C. Hendricks

/s/ Milton Emmanuelli            Controller/treasurer and Principal    January 8, 2001
-------------------------------  Accounting Officer
Milton Emmanuelli

/s/ Richard A. Beauchamp         Director                              January 8, 2001
-------------------------------
Richard A. Beauchamp

/s/ L. Karl Legatski             Director                              January 8, 2001
-------------------------------
L. Karl Legatski

/s/ Thomas Van Remmen            Director                              January 8, 2001
-------------------------------
Thomas Van Remmen

/s/ Michael P. Marshall          Director                              January 8, 2001
-------------------------------
Michael P. Marshall

/s/ Ruyintan E. Mehta            Director                              January 8, 2001
-------------------------------
Ruyintan E. Mehta

/s/ Thomas Graziano              Director                              January 8, 2001
-------------------------------
Thomas Graziano

/s/ Rene C. W. Francken          Director                              January 8, 2001
-------------------------------
Rene C. W. Francken

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
 of Crown Andersen Inc.
Peachtree City, Georgia


  The audits referred to in our report dated December 14, 2000, relating to the consolidated financial statements of Crown Andersen Inc. and Subsidiaries, which is incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Stockholders for the year ended September 30, 2000, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                              BDO SEIDMAN, LLP




Atlanta, Georgia
December 14, 2000

                                                                     SCHEDULE II
                                                                     -----------
                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
             =====================================================

                COLUMN A                       COLUMN B        COLUMN C        COLUMN D     COLUMN E
                --------                       --------        --------        --------     --------
                                              Balance at       Additions
                                             beginning of  charged to costs                Balance at
                Description                     period       and expenses     Deductions  end of period
                -----------                  ------------  ----------------   ----------  -------------

September 30, 2000
------------------

  Allowance for doubtful accounts                $174,543           $46,136      $19,718       $200,961
                                                 ========           =======      =======       ========

September 30, 1999
------------------

  Allowance for doubtful accounts                $ 99,324           $77,988      $ 2,769       $174,543
                                                 ========           =======      =======       ========

September 30, 1998
------------------

 Allowance for doubtful accounts                 $113,476           $(7,072)     $ 7,080       $ 99,324
                                                 ========           =======      =======       ========

                              CROWN ANDERSEN INC.
                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.                         Description                                        Page
-----------   -----------------------------------------------------------------        ----

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

                              CROWN ANDERSEN INC.
                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.                         Description                                        Page
-----------   -----------------------------------------------------------------        ----

      10(p)   Loan agreement dated as of March 31, 1993 among the Company,
              Andersen and Crown and Nationsbank of Georgia N.a. (Exhibit 10(u)
              to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993)
      10(q)   Agreement for Sale of Roanoke Industries, Inc. assets, dated July
              19, 1994
      10(r)   Agreement for Sale of Crown Rotational Molded Products, Inc.
              assets, dated July 19, 1994 (Exhibit A to the Company's Notice of
              Special Meeting and Proxy Statement 1994)
      10(s)   Asset Purchase Agreement dated December 21, 1995 between the
              Cleaver-brooks Division of Aqua-chem and Andersen 2000 Inc. filed with Form 10q for quarter ended December 31, 1995
      10(t)   Commercial Loan Agreement, General Security Agreement, Commercial
              Promissory Note, and Revolving Note dated June 28, 1996 between
              South Trust Bank of Georgia, N.A. and Crown Andersen Inc. and
              Andersen 2000 Inc. filed with Form 10q for the quarter ended June
              30, 1996.
      10(u)   Loan Documents Modification Agreement Dated February 28, 1997
              Between Crown Andersen Inc., Andersen 2000 Inc., And Southtrust
              Bank Of Georgia, N.a., Filed With Form 10q For The Quarter Ended
              March 31, 1997.
      10(v)   1998 Directors Warrant Plan.
      10(w)   1998 Incentive Stock Option Plan.
      10(x)   Loan Documents Modification Agreement dated February 21, 1998 and
              March 29, 1998 between Crown Andersen Inc., Andersen 2000 Inc and
              Southtrust Bank of Georgia N.A., filed with Form 10q for quarter
              Ended March 31, 1998.
        13*   2000 Annual Report - Filed herewith
         21   Subsidiaries - Filed herewith
         27   Financial Data Schedule - Filed herewith

  *Portions of the Company's 2000 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 2000 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

   Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Randall H. Morgan, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.