Form 10-Q
period 2000-12-31
CROWN ANDERSEN INC
filed 2001-02-14
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    December 31, 2000   COMMISSION FILE NUMBER    0-14229
                  ----------------------                         -----------


                              CROWN ANDERSEN INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                         58-1653577
  ---------------------------------                    ----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


   306 Dividend Drive, Peachtree City, Georgia                    30269
  ---------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

================================================================================

                Class                           Outstanding at December 31, 2000
  ----------------------------------            --------------------------------
     Common Stock, $0.10 Par Value                        1,839,429 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----


                                                                   PAGE NO.
                                                                   --------
Part I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheets --
               December 31, 2000 and September 30, 2000                  3

          Consolidated Statements of Income And
          Comprehensive Income
               Three Months Ended December 31, 2000 and 1999             4

          Consolidated Statements of Cash Flows --
               Three Months Ended December 31, 2000 and 1999             5

          Notes to Consolidated Financial Information                    6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9


Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                     13

             SIGNATURES                                                 13

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,   September 30,
                                                                       2000            2000
                                                                    ------------   -------------
                                                                    (Unaudited)      (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                        $ 2,315,138     $ 2,504,982
   Receivables:
       Trade, less allowance of $222,286 and $200,961
        for possible losses                                           4,789,942       4,830,760
       Other                                                             14,725          10,024
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                            3,785,452       2,086,007
   Inventories                                                        2,493,072       2,635,171
   Prepaid expenses                                                     150,153         147,836
   Current maturities of long-term receivable                            67,246          67,246
   Deferred income taxes                                                189,317         189,317
                                                                    -----------     -----------
            TOTAL CURRENT ASSETS                                     13,805,045      12,471,343

LONG-TERM RECEIVABLE, net of discount of $163,364                     1,209,390       1,209,390
PROPERTY AND EQUIPMENT, less accumulated depreciation                 2,780,032       2,747,040
DEFERRED INCOME TAXES                                                 1,145,886       1,145,886
PROPERTY AND EQUIPMENT HELD FOR SALE                                  1,990,000       1,990,000
GOODWILL, net of accumulated amortization of $122,752                   761,172         775,904
OTHER ASSETS                                                            132,365         132,365
                                                                    -----------     -----------
                                                                    $21,823,890     $20,471,928
                                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of Credit                                                   $   180,000     $   370,000
   Accounts payable                                                   5,290,858       4,184,295
   Accruals:
       Income taxes                                                     292,286         214,124
       Compensation                                                     499,036         391,216
       Warranty                                                         228,500         258,000
       Miscellaneous                                                    526,883         415,148
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                  59,261         116,806
   Current maturities of long-term debt                                 587,188         648,166
   Deferred income taxes                                                279,061         252,482
                                                                    -----------     -----------
             TOTAL CURRENT LIABILITIES                                7,943,073       6,850,237
LONG-TERM DEBT, less current maturities                                 806,644         823,922
DEFERRED INCOME TAXES                                                   236,312         236,312
                                                                    -----------     -----------

             TOTAL LIABILITIES                                        8,986,029       7,910,471
                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Common Stock, $.10 par; shares authorized 20,000,000; issued
    1,875,918; outstanding 1,839,429 and 1,838,614                      187,592         187,592
   Additional paid-in capital                                         3,836,572       3,836,572
   Treasury stock; 36,489 and 37,304 shares, at cost                   (262,675)       (262,675)
   Retained earnings                                                  9,228,627       9,064,832
   Foreign currency translation adjustment                             (152,255)       (264,864)
                                                                    -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY                              12,837,861      12,561,457
                                                                    -----------     -----------
                                                                    $21,823,890     $20,471,928
                                                                    ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                 CROWN ANDERSEN INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                       AND COMPREHENSIVE INCOME
                             (Unaudited)

                                                FOR THE THREE MONTHS
                                                  ENDED DECEMBER 31,
                                               ----------------------
                                                  2000        1999
                                               ----------  ----------
REVENUES:
  Contracts                                    $7,293,269  $4,992,897
  Sales                                           488,002     409,288
  Other                                                 -           -
                                               ----------  ----------
                                                7,781,271   5,402,185
                                               ----------  ----------
COSTS AND EXPENSES:
  Cost of contracts and sales                   6,288,878   4,268,311
  Selling, general and administrative           1,208,906   1,076,080
  Interest and other                               19,292     (17,025)
                                               ----------  ----------
                                                7,517,076   5,327,366
                                               ----------  ----------
  Income before taxes                             264,195      74,819

TAXES ON INCOME                                   100,400      26,400
                                               ----------  ----------

  NET INCOME                                   $  163,795  $   48,419
                                               ==========  ==========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC       1,838,886   1,833,233
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED     1,838,886   1,961,420

EARNINGS PER SHARE
     BASIC                                          $0.09       $0.03
     DILUTED                                        $0.09       $0.02



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

                                                FOR THE THREE MONTHS
                                                  ENDED DECEMBER 31,
                                               ----------------------
                                                  2000        1999
                                               ----------  ----------
Net income                                     $  163,795  $   48,419
Other Comprehensive Income
 Foreign Currency Translation Adjustment          112,609     (97,492)
                                               ----------  ----------

COMPREHENSIVE INCOME                           $  276,404  $  (49,073)
                                               ==========  ==========



         See accompanying notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                    Three Months Ended December 31,
                                                                   ---------------------------------
                                                                        2000                1999
                                                                   --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $   163,795       $    48,419
   Items in income from operations not affecting cash:
       Depreciation and amortization                                       74,915            82,131
       Gain on sale of assets                                                   -           (16,000)
       Deferred income taxes                                               24,878                 -
       Trade and long-term receivables                                     93,893          (120,410)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                         (1,699,445)       (1,632,998)
       Inventories                                                        173,341          (538,725)
       Prepaid expenses                                                    (1,141)           28,587
       Accounts payable                                                 1,058,256         1,456,697
       Accrued expenses                                                   235,257            (3,989)
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                               (57,545)          641,654
       Other                                                               46,667           (25,756)
                                                                      -----------       -----------
   Cash provided by (used for) operating activities                       112,871           (80,390)
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                 -            16,000
   Capital expenditures                                                   (52,491)         (135,977)
                                                                      -----------       -----------
   Cash used for financing activities                                     (52,491)         (119,977)
                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                                      (190,000)          330,000
   Payments on notes payable                                                    -          (273,171)
   Repayment of long-term debt                                            (78,256)          (52,821)
                                                                      -----------       -----------
   Cash provided by (used for) financing activities                      (268,256)            4,008
                                                                      -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    18,032            (6,317)
                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the period                             (189,844)         (202,676)
   Balance at beginning of period                                       2,504,982         1,653,516
                                                                      -----------       -----------

   BALANCE AT END OF PERIOD                                           $ 2,315,138       $ 1,450,840
                                                                      ===========       ===========




         See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  -------------------------------------------

1.   Condensed footnotes:
     -------------------

     As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.'s annual financial statements set forth in its Form 10-K for the year ended September 30, 2000.

2.   Earnings per share:
     ------------------

     Earnings per share is computed based on the weighted average number of common shares, common stock options and warrants (using the treasury stock method) in accordance with FAS 128 "Earnings Per Share."

     Options and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the three months ended December 31, 2000 because they would have had an antidilutive effect.

3.   Stock options and warrants:
     --------------------------

     As of December 31, 2000, options to purchase 297,751 shares at an average price of $4.38 were outstanding under the Company's stock option plan.

     The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share. Of the total 300,000 warrants outstanding, only 94,000 are vested.

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

5.   Inventories:
     -----------

     Inventories were $2,493,072 and $2,086,007 as of December 31, 2000 and September 30, 2000. Included in inventories is approximately $900,000 related to incineration equipment purchased from a former competitor.

6.   Long-term receivable:
     --------------------

     On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company will receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001 payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of December 31, 2000. The note has been guaranteed by the customer's parent company. Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000 which was previously guaranteed under a letter of credit with a bank. Upon cancellation of the performance bond, $1,036,000 of cash was released from restriction.

7.   Property and equipment held for sale:
     ------------------------------------

     On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer's default during 1994, the Company terminated the lease, repossessed the equipment, reclassified the asset as equipment held for sale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser to review the carrying value of this unit on a periodic basis. During fiscal year 1998, the carrying value of the equipment was reduced to $490,000.

     During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's December 31, 2000 balance sheet includes these assets as "property and equipment held for sale." The $670,000 note was paid in May 1999.

8.   Segment information:
     --------------------

     The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company's geographic segments of its operations is set forth below.

                                                     Three Months Ended December 31,
                                                 ----------------------------------------
                                                  2000                          1999
                                                  ----                          ----
                                                              (In Thousands)
Revenues:
     U.S. operations
          Domestic                                $ 6,748                     $ 4,036
          Export                                       96                         233
     The Netherlands operation                        937                       1,133
                                                  -------                     -------
          Total                                   $ 7,781                     $ 5,402
                                                  =======                     =======

     U.S. operations                              $   189                     $    54
     The Netherlands operation                         75                          21
                                                  -------                     -------
                                                  $   264                     $    75
                                                  =======                     =======
Identifiable assets:
     U.S. operations                              $18,825                     $18,472
     The Netherlands operation                      2,999                       3,256
                                                  -------                     -------
                                                  $21,824                     $21,728
                                                  =======                     =======

     Information regarding the Company's industry segments of its operations is set forth below.

                                            Three Months Ended December 31,
                              -----------------------------------------------------------------
                                        2000                                1999
                              --------------------------------  -------------------------------
                                                     (In Thousands)
                              Pollution                         Pollution
                              Control/     Dust                 Control/      Dust
                              Incinerator  Collection   Total   Incinerator   Collection  Total
                              -----------  ----------   ------  ------------  ----------  -----
Revenues from customers          5,003        2,778      7,781       4,073       1,329    5,402
Intersegment revenues                -           31         31           -           9        9
Depreciation and
   amortization                     55           20         75          62          20       82
Segment pre-tax income              13          151        164          50          25       75
Segment assets                  18,377        3,447     21,824      18,189       3,539   21,728
Expenditures for
  segment assets                    48            4         52          52          84      136

9.    Commitments and contingencies:
      ------------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 2000.


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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents of $2,315,138 at December 31, 2000 decreased $189,544 from the September 30, 2000 balance of $2,504,982. The decrease was primarily due to higher working capital requirements during the quarter to support an increase in sales volume. Costs and estimated earnings in excess of billings on uncompleted contracts increased $1,699,445. This increase was partly offset by increases in payables, a decrease in inventories and net income plus depreciation and amortization of $238,710. Cash provided by operating activities amounted to $112,871.

     Cash used for investing activities totaled $52,491.   This amount reflects
capital expenditures of $52,491, primarily at Andersen.

     Cash used for financing activities totaled $268,256.   This amount includes
net borrowings by Griffin under its line of credit of $190,000 and repayment of long-term debt of $78,256.

     All operating units were profitable during the first quarter of fiscal 2001. Montair and Griffin realized a positive cash flow from operations. At Andersen, an increase in working capital requirements contributed to a negative cash flow from operations.

     As disclosed in Note 7 to the interim financial statements, during 1994 the Company repossessed certain equipment under a lease arrangement. The Company reduced the carrying value of this asset to $490,000 as of September 30, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. (See Note 7.) The Company has active negotiations underway for the sale of this equipment. It is anticipated that this equipment will be sold in fiscal 2001.

     The Company has pending litigation which is fully disclosed in Note 12 to the Consolidated Financial Statements for fiscal year ended September 30, 2000. The Company believes that the final resolution of these matters will not result in a material adverse effect on the Company's financial statements or its operations.

     The Company had a $5.0 million line of credit and a term loan with a U.S. bank. During 1999, the Company's bank notified the Company that the bank was not going to renew the line of credit beyond September 30, 1999. No borrowings were made by the Company in fiscal year 2000 and no amounts are due to the bank under this loan, except for $500,000 on letters of credit issued by this bank and guaranteed by the line of credit. The letters of credit expired in June 2000. However, there was $675,000 outstanding on the term loan that matured on
September 30, 1999.   During fiscal 2000, the Company continued to make
scheduled loan payments to this bank and reduced the amount due to $514,000 as of December 31, 2000. The bank agreed to extend the maturity of this loan to May 1, 2001, and monthly payments were increased to $30,000 (including interest) from $8,333 (plus interest) commencing on December 1, 2000.

     The Company has been actively seeking financing from other sources since September 1999 to replace the line of credit. The discussions for replacement financing include banks with similar collateral requirements and mortgage loans on the Company's real estate holdings. In September 2000, the Company obtained a mortgage loan of $850,000 collateralized by the Griffin property. The Company is presently engaged in discussions with several banks that have expressed serious interest in providing financing and anticipates obtaining the needed financing prior to April 2001.

     The Company's cash flow projections for fiscal 2001 indicate that it will generate sufficient funds to pay-off the remaining term loan on May 1, 2001. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company has obtained permission to purchase up to $400,000 of treasury stock. No purchases were made after 1997.

     As of December 31, 2000, the Company's equity in its Montair operation had decreased in value by $112,609 from September 30, 2000 as a result of an increase in the foreign currency translation adjustment, reflecting a 6% decrease in the U.S. dollar against the Euro.

     During fiscal 2000, the Company's Montair subsidiary in the Netherlands modified its accounting system to handle Euro conversion without disruption and at no significant additional costs.

Results of Operations:
---------------------

Revenues.
---------

       Revenues for the first quarter of fiscal 2001 were $7,781,271 compared with $5,402,185 for the comparable period in 2000 and $4,162,134 for the last quarter of fiscal 2000. The increase of $2,379,086 (44%) includes increases of $1,479,439 (111%) and $1,124,240 (38%) recorded by Griffin and Andersen, respectively. Revenues at Montair declined $224,593 (17%). Foreign sales (including Andersen exports and Montair sales) were $1.0 million and $1.4 million for the first quarter of 2001 and 2000, and accounted for 13.3% and 24.3% of revenues in 2001 and 2000, respectively. All changes in revenues are related to the quantity of products sold, not to pricing changes.

     The Company continues to pursue business in the international marketplace. Domestic demand for the Company's products has been slow during the past four years due to changes in U.S. environmental regulations. Business improved during fiscal year 2000 and 1999, primarily as a result of additional sales generated by Griffin. The Company also experienced an increase in domestic orders in the first quarter of fiscal 2001. Domestic revenues accounted for 86.7% and 74.7% during the first quarters of fiscal 2001 and 2000, respectively.

     First quarter 2001 revenues increased $3,619,137 from the preceding quarter revenues. The revenue increase was primarily attributed to Andersen and Griffin.

Cost of Sales.
-------------

     First quarter of fiscal 2001 cost of sales totaled $6,288,878, compared to $4,268,311 for the first quarter of fiscal 2000 and $3,675,413 for the last quarter of fiscal 2000. The increase of $2,020,567 (47.3%) was attributable to higher revenues at Andersen and Griffin. Overall, the combined gross margin declined

1.8% to 19.2% in fiscal 2001. The margin decline was almost entirely due to reduced margin projects carried over from fiscal 2000 at Andersen.

     First quarter of 2001 cost of sales increased $2,613,465 from the preceding fiscal quarter, as a result of higher revenues. The increase was offset in part by an improvement in the combined gross margin of 8.5%.

Selling, General and Administrative Costs.
------------------------------------------

       Selling, general and administrative costs increased $132,826 (12.3%) to $1,208,906 in the first quarter of fiscal 2001 from the fiscal 2000 level of $1,076,080. The increase was entirely attributable to Griffin as a result of its significant increase in operating revenues during the quarter. The increase reflects higher expenditures for commissions and salaries. Selling, general and administrative costs were 15.5%, 19.9% and 21.5% of revenues for the first quarter of 2001, the first quarter of 2000 and the last quarter of 2000, respectively. With the exception of commissions; selling, general and administrative costs are generally fixed in nature and do not typically increase in direct proportion to increases in revenue. These expenses increased $312,137 (34.8%) from the preceding fiscal quarter, primarily at Griffin, because of the increased commissions on increased revenues.

Interest and Other.
-------------------

     Net interest and other was $19,292 (expense) for the first quarter of fiscal 2001, compared to $17,025 (income) in the first quarter of fiscal 2000 and $14,161 (expense) in the last quarter of fiscal 2000. The increase in costs of $36,317 from the first quarter of fiscal 2000 reflects an increase in net interest costs as a result of a higher borrowing level in fiscal 2001. First quarter of 2001 costs increased $5,131 from the last quarter of fiscal 2000, also due to higher interest costs.

Taxes on Income.
----------------

     The effective tax rate for the first quarter of fiscal 2001 was 38.0% compared to 35.3% for the first quarter of fiscal 2000 and 30.1% (benefit) for the fourth quarter of 2000.

Net Income.
-----------

     Net income for the first quarter of fiscal 2001 was $163,795 or $0.09 per share (basic and diluted) compared to $48,419 or $0.03 per share (basic) and $0.02 per share (diluted) for the first quarter of 2000. In the fourth quarter of fiscal 2000, the Company realized a net loss of $326,041 or $0.18 per share (basic and diluted).

     Net income increased $115,376 in the current quarter as a result of a 44% increase in revenues. All operations were profitable. The Griffin operation reported net income of $87,518 and accounted for $72,325 (63%) of the increase. Andersen and Montair combined recorded net income of $76,277 - an increase of $43,051 over the 2000 period.

     First quarter 2001 net earnings increased $489,836 from the fourth quarter of fiscal 2000 as a result of higher revenues. The fourth quarter of fiscal 2000 loss included a $163,000 discount of a long- term receivable related to settlement of a contract dispute with a customer.

Shares Outstanding.
------------------

     The weighted average shares and equivalent shares outstanding were:


                 First Quarter 2001  First Quarter 2000  Fourth Quarter 2000
                 ------------------  ------------------  -------------------

      Basic           1,838,886           1,833,233          1,838,614
      Diluted         1,838,886           1,961,420          1,838,614


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

                      CROWN ANDERSEN INC. AND SUBSIDIARIES

                                    PART II

                                OTHER INFORMATION
                         ----------------------------


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          No reports on Form 8K were filed during the quarter ended December 31, 2000.



                                   SIGNATURES
                                   ==========

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROWN ANDERSEN INC.



Dated:  February 14, 2001               By: /s/ Jack D. Brady
        -----------------                  ----------------------------------
                                           Jack D. Brady
                                           Chairman of the Board
                                           (Duly Authorized Officer)


Dated:   February 14, 2001               By: /s/ Randall H. Morgan
         -----------------                  ----------------------------------
                                            Randall H. Morgan
                                            Secretary and Treasurer
                                            (Principal Financial Officer)