Form 10-Q
period 2001-03-31
CROWN ANDERSEN INC
filed 2001-05-14
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    March 31, 2001   COMMISSION FILE NUMBER    0-14229
                  -------------------                         -----------


                              CROWN ANDERSEN INC.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


              Delaware                                     58-1653577
--------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


    306 Dividend Drive, Peachtree City, Georgia                   30269
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
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

================================================================================

                  Class                        Outstanding at March 31, 2001
     -----------------------------             -----------------------------
     Common Stock, $0.10 Par Value                     1,839,429 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----

                                                            PAGE NO.
                                                            --------
Part I.  FINANCIAL INFORMATION:

         Consolidated Balance Sheets--
              March 31, 2001 And September 30, 2000             3

         Consolidated Statements Of Income And
         Comprehensive Income--
              Three Months And Six Months Ended March 31,
              2001 And 2000                                     4

         Consolidated Statements Of Cash Flows--
              Six Months Ended March 31, 2001 And 2000          5

         Notes to Consolidated Financial Information            6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    9

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K              13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                              13

            SIGNATURES                                          13

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     September 30,
                                                                       2001            2000
                                                                   -----------     -----------
                                                                   (Unaudited)      (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                       $ 2,158,420     $ 2,504,982
   Receivables:
       Trade, less allowance of $278,500 and $200,961
        for possible losses                                          3,828,738       4,830,760
       Other                                                            86,094          10,024
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                           5,487,944       2,086,007
   Inventories                                                       2,590,460       2,635,171
   Prepaid expenses                                                    160,136         147,836
   Current maturities of long-term receivable                           67,246          67,246
   Deferred income taxes                                               189,317         189,317
                                                                   -----------     -----------
            TOTAL CURRENT ASSETS                                    14,568,355      12,471,343

LONG-TERM RECEIVABLE, net of discount of $163,364                    1,209,390       1,209,390
PROPERTY AND EQUIPMENT, less accumulated depreciation                2,745,187       2,747,040
DEFERRED INCOME TAXES                                                1,145,886       1,145,886
PROPERTY AND EQUIPMENT HELD FOR SALE                                 1,990,000       1,990,000
GOODWILL, net of accumulated amortization of $137,484                  746,439         775,904
OTHER ASSETS                                                           132,365         132,365
                                                                   -----------     -----------
      TOTAL ASSETS                                                 $22,537,622     $20,471,928
                                                                   ===========     ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of Credit                                                  $         0     $   370,000
   Accounts payable                                                  5,940,056       4,184,295
   Accruals:
       Income taxes                                                    248,017         214,124
       Compensation                                                    517,670         391,216
       Warranty                                                        367,417         258,000
      Miscellaneous                                                    498,983         415,148
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                247,850         116,806
   Current maturities of long-term debt                                506,647         648,166
   Deferred income taxes                                               306,138         252,482
                                                                   -----------     -----------
             TOTAL CURRENT LIABILITIES                               8,632,778       6,850,237

LONG-TERM DEBT, less current maturities                                789,043         823,922
DEFERRED INCOME TAXES                                                  236,312         236,312
                                                                   -----------     -----------

             TOTAL LIABILITIES                                       9,658,133       7,910,471
                                                                   -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Common Stock, $.10 par; shares authorized 20,000,000; issued
    1,875,918; outstanding 1,839,429 and 1,838,614                     187,592         187,592
   Additional paid-in capital                                        3,836,572       3,836,572
   Treasury stock; 36,489 and 37,304 shares, at cost                  (262,675)       (262,675)
   Retained earnings                                                 9,392,584       9,064,832
   Foreign currency translation adjustment                            (274,584)       (264,864)
                                                                   -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY                             12,879,489      12,561,457
                                                                   -----------     -----------

                                                                   $22,537,622     $20,471,928
                                                                   ===========     ===========

         See accompanying Notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                             For The Three Months         For The Six Months
                                                Ended March 31,             Ended March 31,
                                            -----------------------   -------------------------
                                               2001         2000         2001          2000
                                            ----------   ----------   -----------   -----------
REVENUES:
  Contracts                                 $6,184,100   $4,821,195   $13,477,369   $ 9,814,092
  Sales                                        463,967      372,447       951,969       781,735
  Other                                              -            -             -             -
                                            ----------   ----------   -----------   -----------
                                             6,648,067    5,193,642    14,429,338    10,595,827
                                            ----------   ----------   -----------   -----------
COSTS AND EXPENSES:
  Cost of contracts and sales                5,209,796    3,787,888    11,498,674     8,056,199
  Selling, general and administrative        1,128,915    1,120,447     2,337,821     2,196,527
  Interest and other                            52,999        6,609        72,291       (10,316)
                                            ----------   ----------   -----------   -----------
                                             6,391,710    4,914,944    13,908,786    10,242,410
                                            ----------   ----------   -----------   -----------
  Income from operations before
    taxes on income                            256,357      278,698       520,552       353,417

TAXES ON INCOME                                 92,400      115,000       192,800       141,300
                                            ----------   ----------   -----------   -----------
  NET INCOME                                $  163,957   $  163,698   $   327,752   $   212,117
                                            ==========   ==========   ===========   ===========

AVERAGE NUMBER OF SHARES - BASIC             1,839,429    1,837,819     1,839,225     1,835,526
AVERAGE NUMBER OF SHARES - DILUTED           1,978,223    1,957,740     1,978,019     1,955,447

EARNINGS PER SHARE
   BASIC                                    $     0.09   $     0.09   $      0.18   $      0.12
   DILUTED                                  $     0.08   $     0.08   $      0.17   $      0.11

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

                                              For The Three Months         For The Six Months
                                                 Ended March 31,             Ended March 31,
                                            -----------------------   -------------------------
                                               2001         2000          2001         2000
                                            ----------   ----------   -----------   -----------
Net income                                  $  163,957   $  163,698   $   327,752   $   212,117
Other Comprehensive Income
 Foreign Currency Translation Adjustment      (122,329)     (80,891)       (9,720)     (178,383)
                                            ----------   ----------   -----------   -----------
COMPREHENSIVE INCOME (LOSS)                 $   41,628   $   82,807   $   318,032   $    33,734
                                            ==========   ==========   ===========   ===========

         See accompanying notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Six Months Ended March 31,
                                                                   ----------------------------
                                                                       2001           2000
                                                                   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $   327,752    $   212,117
   Items in income from operations not affecting cash:
       Depreciation and amortization                                    156,838        163,076
       Gain on sale of assets                                                 -        (16,000)
       Deferred income taxes                                             69,628              -
       Trade and long-term receivables                                  973,905       (354,003)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                       (3,401,937)    (1,771,697)
       Inventories                                                      (33,629)        44,637
       Prepaid expenses                                                 (14,508)        (7,844)
       Accounts payable                                               1,763,040      1,213,791
       Accrued expenses                                                 348,746        387,010
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                             131,044        391,385
       Other                                                                  -        (47,779)
                                                                    -----------    -----------
   Cash provided by (used for) operating activities                     320,879        214,693
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                               -         16,000
   Capital expenditures                                                (126,447)      (244,891)
                                                                    -----------    -----------
   Cash used for investing activities                                  (126,447)      (228,891)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                                    (370,000)       (50,214)
   Payments on notes payable                                           (141,519)         6,829
   Repayment of long-term debt                                          (34,879)             -
   Sale of common stock                                                       -         18,059
                                                                    -----------    -----------
   Cash provided by (used for) financing activities                    (546,398)       (25,326)
                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   5,404        (27,383)
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the period                           (346,562)       (66,907)
   Balance at beginning of period                                     2,504,982      1,653,516
                                                                    -----------    -----------
   BALANCE AT END OF PERIOD                                         $ 2,158,420    $ 1,586,609
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

3.   Stock options and warrants:
     --------------------------

     As of March 31, 2001, options to purchase 297,751 shares at an average price of $4.38 were outstanding under the Company's stock option plan.

     The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share. Of the total 300,000 warrants outstanding, only 94,000 are vested.

4.   Revenue recognition:
     -------------------

     Revenues from contracts at Andersen and Montair are reported on the percentage-of-completion method. Under this method, the percentage of contract revenue to be recognized currently is based on the ratio of costs incurred to date to total estimated contract costs, after giving effect to the most recent estimate of costs to complete. Revenues other than contracts, and revenues for contracts at Griffin, are recorded when the product is shipped or the service is rendered to the customers.

5.   Inventories:
     -----------

     Inventories were $2,590,460 and $2,635,171 as of March 31, 2001 and September 30, 2000. Included in inventories is approximately $900,000 related to incineration equipment purchased from a former competitor.

6.   Long-term receivable:
     --------------------

     On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company will receive or has received $1,800,000 from two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001 payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of March 31, 2001. The note has been guaranteed by the customer's parent company. Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000 which was previously guaranteed under a letter of credit with a bank. Upon cancellation of the performance bond, $1,036,000 of cash was released from restriction. The two $180,000 payments and the April 2001 payment of $144,000 have been received, leaving a balance of $1,296,000 plus interest due over the five years.

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

     During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's March 31, 2001, balance sheet includes these assets as "property and equipment held for sale." The $670,000 note was paid in May 1999.

8.   Segment information:
     --------------------

     The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company's geographic segments of its operations is set forth below.

                                        Six Months Ended March 31,
                                  ---------------------------------------
                                       2001                   2000
                                  --------------       ------------------
                                              (In Thousands)
Revenues:
     U.S. operations
          Domestic                       $11,832                  $ 7,767
          Export                             116                      604
     The Netherlands operation             2,481                    2,225
                                         -------                  -------
          Total                          $14,429                  $10,596
                                         =======                  =======
Income before taxes:
     U.S. operations                     $   354                  $   249
     The Netherlands operation               167                      104
                                         -------                  -------
                                         $   521                  $   353
                                         =======                  =======
Identifiable assets:
     U.S. operations                     $19,334                  $18,418
     The Netherlands operation             3,204                    3,169
                                         -------                  -------
                                         $22,538                  $21,587
                                         =======                  =======

     Information regarding the Company's industry segments of its operations is set forth below.

                                               Six Months Ended March 31,
                           ------------------------------------------------------------------
                                          2001                             2000
                           --------------------------------  --------------------------------
                                                     (In Thousands)
                           Pollution                         Pollution
                           Control/     Dust                 Control/      Dust
                           Incinerator  Collection   Total   Incinerator   Collection  Total
                           -----------  -----------  ------  ------------  ----------  ------
Revenues from customers          9,918        4,511  14,429         6,853       3,743  10,596
Intersegment revenues                -           25      25             -          10      10
Depreciation and
   amortization                    115           41     156           122          41     163
Segment pre-tax income             273          248     521           134         219     353
Segment assets                  19,257        3,281  22,538        18,418       3,169  21,587
Expenditures for
  segment assets                    66           42     108            91         154     245

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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents of $2,158,420 at March 31, 2001 decreased $346,562 from the September 30, 2000 balance of $2,504,982. The decrease was primarily due to higher working capital requirements during the period to support an increase in sales volume. Costs and estimated earnings in excess of billings on uncompleted contracts increased $3,401,937. This increase was partly offset by increases in payables of $1,763,040 and net income plus depreciation and amortization of $484,590. Cash provided by operating activities amounted to $320,879.

     Cash used for investing activities totaled $126,447. This amount represents capital expenditures primarily at Andersen and Griffin.

     Cash used for financing activities totaled $546,398.   This amount includes
net payments by Griffin under its line of credit of $370,000, reduction of notes payable of $141,519 and repayment of long-term debt of $34,879.

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

     The Company had a $5.0 million line of credit and a term loan with a U.S. bank. During 1999, the Company's bank notified the Company that the bank was not going to renew the line of credit beyond September 30, 1999. No borrowings were made by the Company in fiscal year 2000 and no amounts are due to the bank under this loan, except for $500,000 on letters of credit issued by this bank and guaranteed by the line of credit. The letters of credit expired in June 2000. However, there was $675,000 outstanding on the term loan that matured on
September 30, 1999.   During fiscal 2000, the Company continued to make
scheduled loan payments to this bank and reduced the amount due to $470,000 as of March 31, 2001. The bank agreed to extend the maturity of this loan to July 1, 2001, and monthly payments were increased to $30,000 (including interest) from $8,333 (plus interest) commencing on December 1, 2000.

     The Company has been actively seeking financing from other sources since September 1999 to replace the line of credit. The discussions for replacement financing include banks with similar collateral requirements and mortgage loans on the Company's real estate holdings. In September 2000, the Company obtained a mortgage loan of $850,000 collateralized by the Griffin property. The Company is presently engaged in discussions with several banks that have expressed serious interest in providing financing and anticipates obtaining the needed financing prior to July 2001.

     The Company's cash flow projections for fiscal 2001 indicate that it will generate sufficient funds to pay-off the remaining term loan on July 1, 2001. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral. The Company has obtained permission to purchase up to $400,000 of treasury stock. No purchases were made after 1997.

     As of March 31, 2001, the Company's equity in its Montair operation had decreased in value by $9,720 from September 30, 2000 as a result of an increase in the foreign currency translation adjustment, reflecting a decrease in the U.S. dollar against the Euro.

     During fiscal 2000, the Company's Montair subsidiary in the Netherlands modified its accounting system to handle Euro conversion without disruption and at no significant additional costs.

Results of Operations:
---------------------

Revenues.
---------

       Revenues for the first six months of fiscal 2001 were $14,429,338 compared with $10,595,827 for the first six months of fiscal 2000. For the second quarter of fiscal 2001, revenues were $6,648,067 compared with $5,193,642 for the comparable figure in 2000 and $7,781,271 for the first three months of fiscal 2001. Foreign sales (including export sales by Andersen and sales by Montair) were $2.6 million and $2.8 million for the first six months of 2001 and 2000, respectively, and accounted for 18.0% and 26.5% of revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

     Six month revenues in 2001 increased $3,833,511 (36%) from 2000. All operations contributed to the fiscal 2001 increase in revenues, with Andersen accounting for 73% of the increase.

     The Company continues to rely on the international marketplace for some of its revenues. Demand for the Company's products in the domestic market has remained low over the last five years because of uncertainty in changes in United States regulations. However, the Company experienced an increase in domestic business during fiscal 2000 and this has accelerated in 2001. Domestic revenues accounted for 82% and 73% of total revenues for the first six months of fiscal 2001 and 2000, respectively. This trend is expected to continue in fiscal 2001 as a result of the additional revenues generated by Griffin and greater domestic revenues at Andersen.

     Second quarter 2001 revenues increased $1,424,425 (28%) from the comparable period in 2000. The increase reflects higher revenues at Andersen and Montair, which offset a decline in revenues of $711,458 at Griffin for the quarter.

     Second quarter 2001 revenues decreased $1,133,204 (15%) from the preceding fiscal quarter, primarily as a result of lower revenues at Andersen and Griffin, partially offset by higher revenues at Montair.

Cost of Sales.
-------------

     For the first six months of fiscal 2001, cost of sales totaled $11,498,674 as compared with $8,056,199 for the first six months of fiscal 2000. Second quarter cost of sales were $5,209,796 as compared with $3,787,888 for the second quarter of 2000 and $6,288,878 for the first quarter of fiscal 2001.

     Cost of sales for the first six months of fiscal 2001 increased $3,442,475 (43%) from a similar period in 2000. The increase reflects an increase in revenues of 36% and a decline in operating margin of 4% - from 24% in 2000 to 20% in 2001.

     For the second quarter of fiscal 2001, cost of sales increased $1,421,908 (37%) from the comparable period in 2000, also as a result of higher revenues and a decline in margin.

     Second quarter 2001 cost of sales decreased $1,079,082 (17%) from the preceding fiscal quarter, as a result of a decline in revenues and reduced operating margins.

Selling, General and Administrative Costs.
------------------------------------------

       Selling, general and administrative costs for the first six months of fiscal 2001 were $2,337,821 compared with $2,196,527 for the first six months of 2000. For the second quarter of 2001, selling, general and administrative costs were $1,128,915 as compared with $1,120,447 in the comparable period of 2000 and $1,208,906 for the first quarter of 2001. As a percentage of revenues, selling, general and administrative costs were 16%, 21%, 17%, 22% and 16% of revenues for the first six months of 2001 and 2000, the second quarter of 2001 and 2000, and the first quarter of 2001, respectively. The current period increases of $141,294 (6%) and $8,468 (1%) from the comparable six months and second quarter of 2000 reflect increases in salaries, commissions, professional fees and royalties.

     Second quarter expenses decreased $79,991 (7%) from the first quarter of fiscal 2001, primarily as a result of decreases in commissions due to lower revenues.

Interest and Other (Income) Expenses.
-------------------------------------

     Interest and other (income) expenses for the first six months of fiscal 2001 totaled $72,291 in expenses compared to a credit of $10,316 for the comparable period in 2000. For the second quarter of 2001, interest and other expenses were $52,999 in expenses, compared to expenses of $6,609 for the second quarter of 2000 and expenses of $19,292 for the first quarter of fiscal 2001. The negative impact for the current periods, as compared to prior comparable periods, is the result of a decrease in interest income and an increase in interest expense, due to a decrease in available cash in the current periods.

Taxes on Income.
----------------

     The effective income tax rate for all periods are:

     First 6 months of 2001       37.0%
     First 6 months of 2000       40.0%
     Second quarter of 2001       36.0%
     Second quarter of 2000       41.3%
     First quarter of 2001        38.0%

Net Income.
-----------

     Net income for the first six months of fiscal 2001 was $327,752 or $0.18 per share (basic) and $0.17 per share (diluted) compared with $212,117 or $0.12 per share (basic) and $0.11 per share (diluted) for the first six months of 2000. For the second quarter of fiscal 2001, net income was $163,957 or $0.09 per share (basic) and $0.08 (diluted), compared with $163,698 or $0.09 per share (basic) and $0.08 per share (diluted) for the second quarter of 2000 and $163,795 or $0.09 per share (basic and diluted) for the first quarter of 2001.

     Net income increased $115,635 in the current six month period, primarily as a result of a 36% increase in revenues. All operations reported increases in net income over the prior year.

     There was only a slight improvement in net income for the current quarter in comparison to the second quarter of fiscal 2000 and the first quarter of fiscal 2001, due to the decrease at Griffin offsetting increases at the Andersen operation.

Shares Outstanding.
------------------

     The average shares and equivalent shares outstanding were:

                                         Basic      Diluted
               First 6 months of 2001    1,839,225  1,978,019
               First 6 months of 2000    1,835,526  1,955,447
               Second quarter of 2001    1,839,429  1,978,223
               Second quarter of 2000    1,837,819  1,957,740
               First quarter of 2001     1,838,886  1,951,526

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

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     ------------------------------------

                                    PART II

                               OTHER INFORMATION
                     ------------------------------------


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The Annual Meeting of Stockholders of the registrant was held on February 21, 2001. At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14 of the Exchange Act and all management nominees for the directors listed in the proxy statement were elected. There was no solicitation in opposition to management's nominees. In addition, the following proposals were approved:

                    The appointment of Grant Thornton, LLP, as independent accountants of the Company for the fiscal year ending September 30, 2001.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          1. Form 8-K dated January 23, 2001. Registrant's reporting of the notification to BDO Seidman, LLP, that they were not appointed to serve as independent accountants of the Company for the fiscal year ending September 30, 2001.

          2. Form 8-K dated January 26, 2001. Registrant's reporting the acceptance by Grant Thornton, LLP, of their appointment as independent auditors of the Company for the fiscal year ending September 30, 2001.


                                  SIGNATURES
                                  ==========

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CROWN ANDERSEN INC.



Dated:   May 11, 2001               By: /s/ Jack D. Brady
        --------------                  ---------------------------------
                                        Jack D. Brady
                                        Chairman of the Board
                                        (Duly Authorized Officer)


Dated:   May 11, 2001               By: /s/ Randall H. Morgan
        --------------                  ---------------------------------
                                        Randall H. Morgan
                                        Secretary and Treasurer
                                        (Principal Financial Officer)