Form 10-Q
period 2001-06-30
CROWN ANDERSEN INC
filed 2001-08-13
CIK 778808

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED     June 30, 2001     COMMISSION FILE NUMBER    0-14229
                  ---------------------                         -----------


                              CROWN ANDERSEN INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                      58-1653577
  ---------------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


      306 Dividend Drive, Peachtree City, Georgia            30269
  ----------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code      (770) 486-2000
                                                   ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days.  Yes  X       No
                                        ---     ---
============================================================================

                   Class                      Outstanding at June 30, 2001
       -----------------------------          ----------------------------
       Common Stock, $0.10 Par Value                 1,855,217 shares

                              CROWN ANDERSEN INC.
                              -------------------

                                     INDEX
                                     -----


                                                                       PAGE NO.
                                                                       --------
Part I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements

          Consolidated Balance Sheets--
               June 30, 2001 And September 30, 2000                        3

          Consolidated Statements Of Income And
          Comprehensive Income--
               Three Months And Nine Months Ended June 30,
               2001 And 2000                                               4

          Consolidated Statements Of Cash Flows--
               Nine Months Ended June 30, 2001 And 2000                    5

          Notes to Consolidated Financial Information                      6

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10

          Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks                                              14

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                      14

          SIGNATURES                                                      15

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     June 30,    September 30,
                                                                       2001           2000
                                                                   -----------   -------------
                                                                   (Unaudited)      (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                       $ 2,159,408     $ 2,504,982
   Receivables:
       Trade, less allowance of $290,401 and $200,961
        for possible losses                                          4,697,955       4,830,760
       Other                                                            80,094          10,024
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                           4,635,323       2,086,007
   Inventories                                                       3,396,084       2,635,171
   Prepaid expenses                                                    138,322         147,836
   Current maturities of long-term receivable                          256,650          67,246
   Deferred income taxes                                               189,317         189,317
                                                                   -----------     -----------
            TOTAL CURRENT ASSETS                                    15,553,153      12,471,343

LONG-TERM RECEIVABLE, net of discount of $163,364                      875,986       1,209,390
PROPERTY AND EQUIPMENT, less accumulated depreciation                2,731,394       2,747,040
DEFERRED INCOME TAXES                                                1,145,886       1,145,886
PROPERTY AND EQUIPMENT HELD FOR SALE                                 1,990,000       1,990,000
GOODWILL, net of accumulated amortization of $152,333                  731,590         775,904
OTHER ASSETS                                                           132,365         132,365
                                                                   -----------     -----------
      TOTAL ASSETS                                                 $23,160,374     $20,471,928
                                                                   ===========     ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of Credit                                                  $   120,000     $   370,000
   Accounts payable                                                  6,064,281       4,184,295
   Accruals:
       Income taxes                                                    238,703         214,124
       Compensation                                                    385,977         391,216
       Warranty                                                        406,537         258,000
       Miscellaneous                                                   426,657         415,148
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                667,389         116,806
   Current maturities of long-term debt                                425,647         648,166
   Deferred income taxes                                               354,429         252,482
                                                                   -----------     -----------
             TOTAL CURRENT LIABILITIES                               9,089,620       6,850,237

LONG-TERM DEBT, less current maturities                                761,113         823,922
DEFERRED INCOME TAXES                                                  236,312         236,312
                                                                   -----------     -----------
             TOTAL LIABILITIES                                      10,087,045       7,910,471
                                                                   -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Common Stock, $.10 par; shares authorized 20,000,000; issued
    1,875,918; outstanding 1,855,217 and 1,838,614                     187,592         187,592
   Additional paid-in capital                                        3,836,572       3,836,572
   Treasury stock; 20,701 and 37,304 shares, at cost                  (198,146)       (262,675)
   Retained earnings                                                 9,577,291       9,064,832
   Foreign currency translation adjustment                            (329,980)       (264,864)
                                                                   -----------     -----------
             TOTAL STOCKHOLDERS' EQUITY                             13,073,329      12,561,457
                                                                   -----------     -----------
                                                                   $23,160,374     $20,471,928
                                                                   ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                           AND COMPREHENSIVE INCOME
                                                 (Unaudited)


CONSOLIDATED STATEMENTS OF INCOME:
                                              For The Three Months        For The Nine Months
                                                 Ended June 30,              Ended June 30,
                                            -----------------------   ---------------------------
                                               2001         2000         2001            2000
                                            ----------   ----------   -----------     -----------
REVENUES:
  Contracts                                 $5,765,905   $5,223,984   $19,243,274     $15,038,076
  Sales                                        443,436      491,459     1,395,405       1,273,194
  Other                                              -            -             -               -
                                            ----------   ----------   -----------     -----------
                                             6,209,341    5,715,443    20,638,679      16,311,270
                                            ----------   ----------   -----------     -----------
COSTS AND EXPENSES:
  Cost of contracts and sales                4,952,573    4,963,046    16,451,247      13,019,245
  Selling, general and administrative          913,839    1,041,005     3,251,660       3,237,532
  Interest and other                            37,722      (51,297)      110,013         (61,613)
                                            ----------   ----------   -----------     -----------
                                             5,904,134    5,952,754    19,812,920      16,195,164
                                            ----------   ----------   -----------     -----------
  Income (loss) from operations before
    taxes on income                            305,207     (237,311)      825,759         116,106

TAXES (TAX BENEFIT) ON INCOME                  120,500      (88,500)      313,300          52,800
                                            ----------   ----------   -----------     -----------
  NET INCOME (LOSS)                         $  184,707   $ (148,811)  $   512,459     $    63,306
                                            ==========   ==========   ===========     ===========

AVERAGE NUMBER OF SHARES - BASIC             1,847,323    1,836,614     1,841,925       1,836,556
AVERAGE NUMBER OF SHARES - DILUTED           2,001,301    1,838,614     1,995,903       1,836,556
EARNINGS (LOSS) PER SHARE
   BASIC                                    $     0.10   $    (0.08)   $     0.28      $     0.03
   DILUTED                                  $     0.09   $    (0.08)   $     0.26      $     0.03

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

                                              For The Three Months        For The Nine Months
                                                 Ended June 30,              Ended June 30,
                                            -----------------------   ---------------------------
                                               2001         2001         2001            2000
                                            ----------   ----------   -----------     -----------
Net income (loss)                           $  184,707   $ (148,811)  $   512,459     $    63,306
Other Comprehensive Income
 Foreign Currency Translation Adjustment       (55,396)        (231)      (64,116)       (178,614)
                                            ----------   ----------   -----------     -----------

COMPREHENSIVE INCOME (LOSS)                 $  129,311   $ (149,042)  $   448,343     $  (115,308)
                                            ==========   ==========   ===========     ===========

         See accompanying notes to Consolidated Financial Statements.

                     CROWN ANDERSEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Nine Months Ended June 30,
                                                                    --------------------------
                                                                        2001           2000
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $   512,459    $    63,306
   Items in income from operations not affecting cash:
       Stock-based compensation expense                                  19,529              -
       Depreciation and amortization                                    237,108        249,253
       Gain on sale of assets                                                 -        (16,000)
       Deferred income taxes                                            137,297         19,285
       Trade and long-term receivables                                  178,623     (1,876,061)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                       (2,549,316)       479,929
       Inventories                                                   (1,051,421)      (409,428)
       Prepaid expenses                                                   9,811         42,311
       Accounts payable                                               2,094,993      2,053,060
       Accrued expenses                                                 112,705        (66,400)
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                             550,583         80,882
       Other                                                                  -        (44,242)
                                                                    -----------    -----------
   Cash provided by operating activities                                252,371        575,895
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash                                                -      1,036,000
   Proceeds from sale of assets                                               -         16,000
   Collection of long-term receivables                                  144,000              -
   Capital expenditures                                                (197,915)      (264,123)
                                                                    -----------    -----------
   Cash provided by (used for) investing activities                     (53,915)       787,877
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit                                          (250,000)      (120,000)
   Payments on notes payable                                                  -       (273,171)
   Repayment of long-term debt                                         (285,328)      (107,448)
   Sale of treasury stock                                                45,000         18,059
                                                                    -----------    -----------
   Cash used for financing activities                                  (490,328)      (482,560)
                                                                    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (53,702)        (9,719)
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the period                           (345,574)       871,493
   Balance at beginning of period                                     2,504,982      1,653,516
                                                                    -----------    -----------
   BALANCE AT END OF PERIOD                                         $ 2,159,408    $ 2,525,009
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

3.   Shareholders' equity:
     --------------------

     Stock options
     -------------

     As of June 30, 2001, options to purchase 270,751 shares at an average price of $4.38 were outstanding under the Company's stock option plan.

     Stock warrants
     --------------

     The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share. Of the total 300,000 warrants outstanding, only 132,000 are vested.

     Treasury stock
     --------------

     An employee exercised stock options to purchase 10,000 shares of common stock at a price of $4.50 per share. The Company contributed 3,590 shares of common stock at the fair market value of $5.44 per share to the Company's 401(k) Plan, resulting in compensation expense of $19,529.

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

5.   Inventories:
     -----------

     Inventories were $3,396,084 and $2,635,171 as of June 30, 2001 and September 30, 2000. Included in inventories is approximately $900,000 related to incineration equipment purchased from a former competitor.


6.   Long-term receivable:
     --------------------

     On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute over a contract executed in fiscal year 1996. Under terms of the agreement the Company will receive $1,800,000 from two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001 payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of June 30, 2001. The note has been guaranteed by the customer's parent company. Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000 which was previously guaranteed under a letter of credit with a bank. Upon cancellation of the performance bond, $1,036,000 of cash was released from restriction. The two $180,000 payments and the April 2001 payment of $144,000 have been received, leaving a balance of $1,296,000 plus interest due over the five years.

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

     During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's June 30, 2001, balance sheet includes these assets as "property and equipment held for sale." The $670,000 note was paid in May 1999.

8.   Segment information:
     --------------------

     The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company's geographic segments of its operations is set forth below.

                                              Nine Months Ended June 30,
                                            -----------------------------
                                                2001              2000
                                            ------------      -----------
                                                   (In Thousands)
Revenues:
     U.S. operations
          Domestic                            $15,659             $12,211
          Export                                  828                 789
     The Netherlands operation                  4,152               3,311
                                              -------             -------
          Total                               $20,639             $16,311
                                              =======             =======
Income before taxes:
     U.S. operations                          $   536             $  (121)
     The Netherlands operation                    290                 237
                                              -------             -------
                                              $   826             $   116
                                              =======             =======
Identifiable assets:
     U.S. operations                          $19,624             $18,002
     The Netherlands operation                  3,536               3,080
                                              -------             -------
                                              $23,160             $21,082
                                              =======             =======

     Information regarding the Company's industry segments of its operations is set forth below.

                                               Nine Months Ended June 30,
                           -------------------------------------------------------------------
                                         2001                             2000
                           --------------------------------  ---------------------------------
                                                     (In Thousands)

                           Pollution                         Pollution
                           Control/     Dust                 Control/       Dust
                           Incinerator  Collection   Total   Incinerator    Collection  Total
                           -----------  ----------   ------  ------------   ----------  ------
Revenues from customers         15,091       5,548   20,639        10,166        6,145  16,311
Intersegment revenues                -          25       25             -           10      10

Depreciation and
 amortization                      175          62      237           182           67     249

Segment pre-tax income             505         321      826          (342)         458     116

Segment assets                  19,700       3,460   23,160        17,355        3,729  21,084

Expenditures for
 segment assets                    134          64      198            77          187     264

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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents of $2,159,408 at June 30, 2001 decreased $345,574 from the September 30, 2000 balance of $2,504,982. The decrease was due to higher working capital requirements during the period to support an increase in sales volume. Costs and estimated earnings in excess of billings on uncompleted contracts (net of billings in excess of costs) increased $1,998,733.
Inventories increased $1,051,421. These increases were offset by increases in payables of $2,094,993 and net income plus depreciation and amortization of $749,567. Cash provided by operating activities amounted to $252, 371.

     Cash used for investing activities totaled $53,915. This amount reflects capital expenditures of $197,915 (primarily at Andersen and Griffin), offset in part by collection of long-term receivables of $144,000.

     Cash used for financing activities totaled $490,328. This amount includes net payments by Griffin under its line of credit of $250,000 and reduction of long-term debt of $285,328, offset by proceeds from the sale of treasury stock.

     All operating units were profitable during the first nine months fiscal 2001. Montair and Griffin realized a positive cash flow from operations. At Andersen, an increase in working capital requirements contributed to a negative cash flow from operations.

     As disclosed in Note 7 to the interim financial statements, during 1994 the Company repossessed certain equipment under a lease arrangement. The Company reduced the carrying value of this asset to $490,000 as of September 30, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. (See Note 7.) The Company has active negotiations underway for the sale of this equipment. It is anticipated that this equipment will be sold in fiscal 2001 or early fiscal 2002.

     The Company has pending litigation which is fully disclosed in Note 12 to the Consolidated Financial Statements for fiscal year ended September 30, 2000. The Company believes that the final resolution of the one outstanding matter will not result in a material adverse effect on the Company's financial statements or its operations.

     The Company had a $5.0 million line of credit and a term loan with a U.S. bank. During 1999, the Company's bank notified the Company that the bank was not going to renew the line of credit beyond September 30, 1999. No borrowings were made by the Company in fiscal year 2000 and no amounts are due to the bank under this loan, except for $500,000 on letters of credit issued by this bank and guaranteed by the line of credit. The letters of credit expired in June 2000. However, there was $675,000 outstanding on the term loan that matured on
September 30, 1999.   During fiscal years 2000 and 2001, the Company continued
to make scheduled loan payments to this bank and reduced the amount due to $405,000 as of

June 30, 2001. The bank agreed to extend the maturity of this loan to July 1, 2001, and monthly payments were increased to $30,000 (including interest) from $8,333 (plus interest) commencing on December 1, 2000. The bank has further extended the maturity of the loan to July 31, 2001, and until a date in August 2001 when the Company expects to secure replacement financing committed by another bank.

     The Company has been actively seeking financing from other sources since September 1999 to replace the line of credit. The discussions for replacement financing include banks with similar collateral requirements and mortgage loans on the Company's real estate holdings. In September 2000, the Company obtained a mortgage loan of $850,000 collateralized by the Griffin property. The Company is presently engaged in discussions with several banks that have expressed serious interest in providing financing. One bank has committed a mortgage loan of $500,000, which is expected to be finalized in August 2001.

     The Company's cash flow projections for fiscal 2001 indicate that it will generate sufficient funds to finance its operations. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due.

     Under the current loan agreement, the Company is required to obtain the bank's consent to pay cash dividends, purchase treasury stock, or to sell assets which constitute collateral.

     As of June 30, 2001, the Company's equity in its Montair operation had decreased in value by $65,116 from September 30, 2000 as a result of an increase in the foreign currency translation adjustment, reflecting a decrease in the U.S. Dollar against the Euro.

     During fiscal 2000, the Company's Montair subsidiary in the Netherlands modified its accounting system to handle Euro conversion without disruption and at no significant additional costs.

Results of Operations:
---------------------

Revenues.
---------

       Revenues for the first nine months of fiscal 2001 were $20,638,679 compared with $16,311,270 for the first nine months of fiscal 2000. For the third quarter of fiscal 2001, revenues were $6,209,341 compared with $5,715,443 for the comparable figure in 2000 and $6,648,067 for the second quarter of 2001. Foreign sales (including export sales by Andersen and sales by Montair) were $5.0 million and $4.1 million for the first nine months of 2001 and 2000, respectively, and accounted for 24.2% and 25.1% of revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

     Nine month revenues in 2001 increased $4,327,409 (26%) from 2000. Andersen and Montair reported increases in revenues, which offset a decline in revenues at Griffin. Andersen accounted for 95% of the increase.

     The Company continues to rely on the international marketplace for some of its revenues. Demand for the Company's products in the domestic market was low starting five years ago because of uncertainty in changes in United States regulations. However, the Company experienced an increase in domestic business during fiscal 2000 and this has accelerated in 2001. Domestic revenues accounted for 76% and 75% of total revenues for the first nine months of fiscal 2001 and 2000, respectively. This trend is expected to continue in fiscal 2001 as a result of the additional revenues generated by Griffin and greater domestic revenues at Andersen.

     Third quarter 2001 revenues increased $493,898 (9%) from the comparable period in 2000. The increase reflects higher revenues at Andersen and Montair, which offset a decline in revenues of $1,365,376 at Griffin for the quarter.

     Third quarter 2001 revenues decreased $438,726 (6%) from the preceding fiscal quarter, primarily as a result of a decline in revenues reported by Griffin of $664,681. This decline was partly offset by increases in revenue at Andersen and Montair.

Cost of Sales.
-------------

     For the first nine months of fiscal 2001, cost of sales totaled $16,451,247 as compared with $13,019,245 for the first nine months of fiscal 2000. Third quarter cost of sales were $4,952,573 as compared with $4,963,046 for the third quarter of 2000 and $5,209,796 for the second quarter of fiscal 2001.

     Cost of sales for the first nine months of fiscal 2001 increased $3,432,002 (26%) from a similar period in 2000. The increase is entirely attributable to an increase in revenues of 26%. The gross margin remained unchanged at 20%.

     For the third quarter of fiscal 2001, cost of sales decreased $10,473 from the comparable period in 2000, despite a revenue increase of 9%. The gross margin increased 7% to 20% from the fiscal 2000 level, as a result of improved margins on contracts and a reduction in warranty expense during the period.

     Third quarter 2001 cost of sales decreased $257,223 (5%) from the preceding fiscal quarter as a result of a decline in revenues and reduced operating margins.

Selling, General and Administrative Costs.
------------------------------------------

       Selling, general and administrative costs for the first nine months of fiscal 2001 were $3,251,660 compared with $3,237,532 for the first nine months of 2000. For the third quarter of 2001, selling, general and administrative costs were $913,839 as compared with $1,040,005 in the comparable period of 2000 and $1,128,915 for the second quarter of 2001. As a percentage of revenues, selling, general and administrative costs were 15.6%, 19.8%, 14.7%, 18.2% and 17.0% of revenues for the first nine months of 2001 and 2000, the third quarter of 2001 and 2000, and the second quarter of 2001, respectively. For the 2001 nine month period, these expenses increased only $14,218 from the nine months of fiscal 2000, as increases in salaries were offset by decreases in commission expense and professional fees. Third quarter of fiscal 2001 expenses decreased $127,166 (12%) from the comparable period in 2000 due to decreases in salaries, professional fees and commission expense.

     Third quarter expenses decreased $215,076 (19%) from the second quarter of fiscal 2001, as a result of decreases in salaries and professional fees.

Interest and Other (Income) Expenses.
-------------------------------------

     Interest and other (income) expenses for the first nine months of fiscal 2001 totaled $110,013 in expenses compared to a credit of $61,613 for the comparable period in 2000. For the third quarter of 2001, interest and other expenses were $37,722, compared to a credit of $51,297 for the third quarter of 2000 and expenses of $52,999 for the second quarter of fiscal 2001. The negative impact for the current period, as compared to prior comparable periods, is the result of a decrease in interest income and an increase in interest expense, due to a decrease in available cash in the current periods and an increase in bad debt expense.

Taxes on Income.
----------------

     The effective income tax rates for all periods are:

     First 9 months of 2001    -     37.9%
     First 9 months of 2000    -     45.5%
     Third quarter of 2001     -     39.5%
     Third quarter of 2000     -     37.2%
     Second quarter of 2001    -     36.0%

Net Income.
-----------

     Net income for the first nine months of fiscal 2001 was $512,459 or $0.28 per share (basic) and $0.26 per share (diluted), compared with $63,306 or $0.03 per share (basic and diluted) for the first nine months of 2000. For the third quarter of fiscal 2001, net income was $184,707 or $0.10 per share (basic) and $0.09 per share (diluted), compared with a net loss of $148,811 or $0.08 per share (basic and diluted) for the third quarter of 2000 and net income of $163,957 or $0.09 per share (basic) and $0.08 per share (diluted) for the second quarter of 2001.

     Net income increased $449,153 in the current nine month period, primarily as a result of a 26% increase in revenues. Andersen and Montair reported increases in net income while Griffin reported lower revenues and a reduction in net income.

     Third quarter of 2001 net income increased $333,518 from the comparable 2000 quarter as a result of higher revenues and a 7% improvement in operating margin.

     Third quarter of 2001 net income increased $20,750 from the preceding fiscal quarter, primarily as a result of lower administrative expenses.

Shares Outstanding.
------------------

     The average shares and equivalent shares outstanding were:

                                      Basic         Diluted

          First 9 months of 2001    1,841,925      1,995,903
          First 9 months of 2000    1,836,556      1,836,556
          Third quarter of 2001     1,847,323      2,001,301
          Third quarter of 2000     1,838,614      1,838,614
          Second quarter of 2001    1,839,429      1,978,223

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

                      CROWN ANDERSEN INC. AND SUBSIDIARIES

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
          -----------------------------------------------------------

     At June 30, 2001, the Company was not invested in any material balances of market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

     The Company invests cash balances in excess of operating requirements. At June 30, 2001, the Company had outstanding borrowings payable at current market rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.



                                    PART II

                                OTHER INFORMATION
                           -------------------------

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CROWN ANDERSEN INC.



Dated:   August 13, 2001            By: /s/ Jack D. Brady
        -------------------             ------------------------------
                                        Jack D. Brady
                                        Chairman of the Board
                                        (Duly Authorized Officer)


Dated:   August 13, 2001            By: /s/ Randall H. Morgan
        -------------------             ------------------------------
                                        Randall H. Morgan
                                        Secretary and Treasurer
                                        (Principal Financial Officer)