Form 10-K405
period 2001-09-30
CROWN ANDERSEN INC
filed 2001-12-28
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from ________ to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

At December 14, 2001 there were 1,855,217 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant as of December 14, 2001 was $5,129,560.

                      Documents incorporated by reference:
                      -----------------------------------

Portions of the Registrant's 2000 Annual Report are incorporated by reference in
Part I and Part II hereof. Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on February 13, 2002 are incorporated by reference in Part III hereof.

                               CROWN ANDERSEN INC.

                           Annual Report on Form 10-K

                  For the Fiscal Year Ended September 30, 2001


                                TABLE OF CONTENTS
                                -----------------
Item No.                                                                Page No.
-------                                                                 -------

                                     PART I
                                     ------

   1  Business                                                              3

   2  Properties                                                            9

   3  Legal Proceedings                                                     9

   4  Submission of Matters to a Vote of Security Holders                   9

4(A)  Executive Officers of the Registrant                                  9


                                     PART II
                                     -------

   5  Market for the Registrant's Common Equity and Related
      Stockholder Matters                                                  10

   6  Selected Financial Data                                              10

   7  Management's Discussion and Analysis of Financial Condition and
      Results of Operation                                                 10

   8  Financial Statements and Supplementary Data                          11

   9  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                 11

                                    PART III
                                    --------

  10  Directors and Executive Officers of the Registrant                   11

  11  Executive Compensation                                               11

  12  Security Ownership of Certain Beneficial Owners and Management       11

  13  Certain Relationships and Related Transactions                       11

                                     PART IV
                                     -------

  14  Exhibits, Financial Statement Schedules and Reports on Form 8-K      12

      Signatures                                                           15

      Index to Financial Statement Schedules                               16

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

                                     General
                                     -------

         Crown Andersen Inc. (the "Company" or the "Registrant"), through its subsidiaries, designs, manufactures, sells and installs a wide range of industrial air pollution control and air handling systems, product recovery equipment, and a complete line of medical, chemical and industrial waste treatment equipment and systems. The Company is a Delaware corporation formed in October 1985. It serves as a holding company for Andersen 2000 Inc. (hereinafter called "Andersen") and Griffin Environmental Company, Inc. (hereinafter called "Griffin").

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

                              Business and Products
                              ---------------------

         Andersen began operations in 1971 as a manufacturer of particle sizing instrumentation used primarily in the air pollution control field. In fiscal 1975, Andersen acquired a limited industrial air pollution control equipment line. During fiscal 1978, Andersen sold the particle sizing instrumentation segment of its business and expanded its industrial pollution control equipment segment. In fiscal 1982, Andersen embarked on a program designed to expand its industrial manufacturing capabilities into related product areas. As a result of that program, Andersen began to manufacture and sell heavy-duty industrial fans and condensing heat exchange equipment in fiscal 1983. In fiscal 1984, Andersen began to design, manufacture, and sell chemical and industrial waste incineration systems as well as spray dryers and began to offer contract chemical and mechanical engineering services. In fiscal 1990, Andersen began offering turnkey medical waste incineration plants to its customers and expanded that business in 1991 and 1992. In fiscal 1994, Andersen expanded its incineration product line to include a new line of solid waste incinerators. Materials handling products were also added for waste processing. In fiscal 1996, Andersen purchased from a former competitor the technology to manufacture a line of small vertical incinerators and controlled air incinerators.

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

         Andersen's manufacturing operations in North America are conducted in Peachtree City, Georgia. This facility, which is owned by Andersen, has 37,600 square feet of inside manufacturing and office space and 100,000 square feet of outdoor assembly area. This facility is equipped for heavy steel fabrication and is located on a six-acre tract of property in an industrial park.

         Griffin owns a modern manufacturing facility in Syracuse, New York. The property is located on 10 acres of land and includes a 60,000 square feet manufacturing and office building.

         Andersen, through Montair Andersen bv, owns its manufacturing facility in the Netherlands. This plant contains approximately 40,000 square feet of space and is located on 4.8 acres of industrial property in Sevenum, The Netherlands. This facility was certified under the new world standard ISO-9001. Certification was attained in fiscal year 1994.

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

         Most of the products sold by Andersen and Griffin must be custom engineered for a specific application. For this reason, Andersen normally does not maintain finished product in inventory. However, during fiscal 1996, Andersen purchased certain inventory from a former competitor. Included in this purchase were certain finished goods that are available for sale as a completed unit. During 1999, approximately 50% was sold to a customer. Andersen inventories some raw materials which can be purchased more economically in large quantities, particularly some of the high alloy stainless steels. Andersen believes that its facilities are adequate for its current and anticipated foreseeable manufacturing needs.

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

         Foreign sales in fiscal 2001, 2000, and 1999 accounted for approximately 27%, 27% and 33%, respectively, of the Company's total revenues. Foreign sales for fiscal 2001, 2000 and 1999 totaled approximately $7.9 million, $5.4 million, and $5.3 million, respectively.

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

         With the possible exceptions of sulfur dioxide removal scrubbing systems for small industrial boilers, scrubbing equipment for medical, chemical and industrial waste incinerators, and rotary kiln incinerators for chemical and hazardous waste, Andersen does not consider itself the dominant supplier in those industries in which it competes. In industrial boiler sulfur dioxide removal systems and in scrubbing systems for waste incinerators, Andersen believes, based on industry publications, published market surveys and trade association records, that it currently holds a 30% or greater market share in the United States. Internationally, Andersen believes it has captured a 15-20% market share in rotary kiln incinerators for chemical and hazardous wastes.

         Griffin competes with more than 20 companies which offer similar products in the United States. Some are larger than and some are smaller than Griffin.

                               Principal Customers
                               -------------------

         During fiscal 2001, multiple projects from one customer accounted for approximately 27% of the Company's consolidated revenues. It is the opinion of management that the loss of such customers would not have a material adverse effect on the operations of the Company. Such business is not normally repetitive and, therefore, is not dependent upon any single customer or individual group of customers.

                                     Backlog
                                     -------

         The Company's consolidated backlog of firm orders as of the dates set forth below were as follows:

                  September 30, 2001        -        $13,670,104
                  September 30, 2000        -        $16,912,375
                  September 30, 1999        -        $12,817,698
                  September 30, 1998        -        $10,744,615

         All backlog is scheduled for shipment in fiscal 2002.

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

                             Patents And Trademarks
                             ----------------------

         Andersen owns domestic and foreign patents on its HEAF(R) and CHEAF(R) gas filtration systems, its sulfur dioxide removal scrubbing systems, a chemical waste regeneration process for the sulfur dioxide removal system, an incineration process, and improvements to these product lines which have occurred in recent years. Andersen was granted patent protection on its combination spray dryer-scrubber system for air pollution control on incinerators in 1991. The oldest of the patents expired in 1991 and the newest expires in 16 years. Andersen holds trademarks on the HEAF(R) and CHEAF(R) systems, the SUBDEW(R) condensing heat exchanger, and the ANDERSEN(R) name. The trademarks generally expire 20 years from the date of registration but may be renewed for one or more additional 20-year periods when they first expire.

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

                               Product Warranties
                               ------------------

         In connection with most contracts for manufacture and sale of Andersen or Griffin equipment, the Company warrants the equipment manufactured to be free from defects in material and workmanship under normal use and service for a period of eighteen months after shipment, or one year after completion of erection, or one year after initial operation, whichever occurs first. Andersen's and Griffin's obligation is generally limited to the repair or replacement of the defective parts. All equipment not manufactured by Andersen or Griffin carries only such warranty, if any, as given by the manufacturer. In addition, Andersen sometimes provides performance guarantees for equipment and systems which it furnishes. Each proposed application is carefully evaluated for its potential risk before such guarantees are offered to the customer. Warranty and performance guarantee related expenses are recognized as they are incurred. As of September 30, 2001, the Company has established a $387,000 reserve for estimated future warranty repairs.

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

         Research and development expenses are expensed in the year incurred. Such expenses were less than $10,000 per year during fiscal years 2001, 2000 and 1999.

                             Environmental Controls
                             ----------------------

         To a large extent, the demand for the Company's products is dependent upon the enforcement of federal, state, and international regulations regarding air pollution, water pollution, and general industrial pollution. There has been a significant increase in enforcement actions related to hazardous waste disposal during the past three years outside the United States. This enforcement action has resulted in a greater demand outside the United States for incineration systems offered by Andersen. This increased enforcement activity should benefit both Andersen and Montair in fiscal 2002. On the other hand, any relaxation of environmental laws and regulations by the federal, state, or international governments or any delay in the implementation of such laws or regulations could have an adverse effect on the Company's operations.

                                    Employees
                                    ---------

         The Company and its subsidiaries employed a total of 134 individuals as of September 30, 2001, including 9 officers, 97 technical and manufacturing people, and 28 others engaged in financial, sales, and secretarial activities. Approximately 70% of these people are employed at the Peachtree City, Georgia and at the Syracuse, New York facilities by either Andersen, Griffin, or by the Company, and 30% are employed at Montair Andersen's Sevenum, The Netherlands plant.

                           Seasonal Nature of Business
                           ---------------------------

         Andersen's and Griffin's business has not been seasonal in the current year or in prior years.

ITEM 2.  PROPERTIES
-------------------

         Andersen owns six acres of land in Peachtree City, Georgia, with a 15-20 year old, 37,600 square feet office and manufacturing facilities. Andersen owns all of the office furniture and equipment, all of the manufacturing equipment, and all of the testing equipment at this facility. Andersen also owns an 80-acre vacant land site in a remote area of Kern County, California. The carrying value of this vacant land is $60,000.

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

         For additional information regarding the Company's property and equipment, see Note 6 to the Notes to Consolidated Financial Statements contained in the Company's 2001 Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         A discussion of the Company's pending and threatened litigation and unasserted claims or assessments is set forth under the caption "Commitments and Contingencies" (Note 11 to the Consolidated Financial Statements) in the Company's 2001 Annual Report. Such discussion is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

         Set forth below in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K is information as of December 15, 2001 regarding the executive officers (including executive officers who are also directors) of the Company.

Name                         Age    Occupation During The Past Five Years
----                         ---    -------------------------------------

Jack D. Brady                58     Chairman of the Board, President and Chief
                                    Executive Officer of the Company since 1985;
                                    Chairman of the Board of Andersen since
                                    1984; President of Andersen since 2000;
                                    President and Treasurer of Andersen from 1978 to 1995; Executive Vice President of
                                    Andersen from 1975 until 1978; Director of
                                    Andersen since 1975; Director of Montair
                                    Andersen since 1984; Director of Griffin since 1998.

Randall H. Morgan            53     Chief Financial Officer and
                                    Secretary/Treasurer of the Company since
                                    February 2001; Vice President and Secretary of Andersen since 1979.

Thomas Graziano              58     Director of the Company, President of
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

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

         Information relating to the market for, holders of and dividends paid on the Company's common stock is set forth under the caption "Common Stock Information" in the Company's 2001 Annual Report. Such information is incorporated herein by reference. The 2001 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         Selected consolidated financial data for the Company for each year of the five year period ended September 30, 2001 are set forth under the caption "Selected Financial Data" in the 2001 Annual Report referred to in Item 5 above. Such financial data are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

         A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The consolidated balance sheets of the Company as of September 30, 2001 and 2000 and the Company's consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001, together with the related notes thereto and the report of independent certified public accountants thereon dated November 30, 2001, are set forth in the 2001 Annual Report referred to in Item 5 above. Such consolidated financial statements, notes and reports are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         As reported in the Company's Form 8-K dated January 23, 2001, BDO Seidman, LLP was not appointed to serve as independent accountants of the Company for the fiscal year ending September 30, 2001. On January 26, 2001, the Company filed a Form 8-K reporting the acceptance by Grant Thornton, LLP of their appointment as independent auditors for the fiscal year ending September 30, 2001.

         There have been no disagreements with the independent accountants on any matter of accounting principles and practices, financial statement disclosures, or auditing scope or procedure.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Information relating to the directors of the Company is set forth under the caption "Election of Directors-Nominees" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on February 13, 2002. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth as
Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant."

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         Information relating to ownership of the Company's $0.10 par value common stock as of January 1, 2002 by (i) any person or group known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) each nominee for election as a director of the Company at the Company's 2002 Annual Meeting of Stockholders, and (iii) all directors and officers of the Company as a group is set forth under the captions "Voting - Principal Stockholders" and "Election of Directors - Nominees" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)      Documents Filed as Part of This Report:

         (1)      Financial Statements.

                  The following consolidated financial statements are incorporated in Part II, Item 8 of this report from the Company's 2001 Annual Report referred to in Item 5 above:

         Consolidated Balance Sheets as of September 30, 2001 and 2000;

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the three fiscal years ended September 30, 2001;

         Consolidated Statements of Stockholders' Equity for the three fiscal years ended September 30, 2001;

         Consolidated Statements of Cash Flows for the three fiscal years ended September 30, 2001;

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

 EXHIBIT NO.                               DESCRIPTION
 -----------                               -----------

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

 EXHIBIT NO.                               DESCRIPTION
 -----------                               -----------

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

    10(y) Mortgage note dated September 28, 2000 entered into by Griffin Environmental Company, Inc. and M&T Real Estate, Inc. in the amount of $850,000. Filed herewith.

    10(z) Mortgage notes dated August 27, 2001 in the amounts of $500,000 and $200,000, entered into by Crown Andersen Inc. and Andersen 2000 Inc. (borrowers) and Branch Banking and Trust Company. Filed herewith.

     13*          2001 Annual Report - Filed herewith

     21           Subsidiaries - Filed herewith


         *Portions of the Company's 2001 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 2000 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

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

                                          CROWN ANDERSEN INC.
                                          -------------------
                                          (Registrant)


     Date: December 27, 2001              By: /s/ Jack D. Brady
                                              --------------------------------
                                          Jack D. Brady, Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Jack D. Brady               Chairman of the Board,        December 27, 2001
-----------------               President, Principal
Jack D. Brady                   Executive Officer and
                                Principal Financial Officer

/s/ Jack C. Hendricks           Director                      December 27, 2001
---------------------
Jack C. Hendricks

/s/ Randall H. Morgan           Secretary/Treasurer and       December 27, 2001
---------------------           Principal Accounting
Randall H. Morgan               Officer

/s/ Richard A. Beauchamp        Director                      December 27, 2001
------------------------
Richard A. Beauchamp

/s/ L. Karl Legatski            Director                      December 27, 2001
--------------------
L. Karl Legatski

/s/ Michael P. Marshall         Director                      December 27, 2001
-----------------------
Michael P. Marshall

/s/ Ruyintan E. Mehta           Director                      December 27, 2001
---------------------
Ruyintan E. Mehta

/s/ Thomas Graziano             Director                      December 27, 2001
-------------------
Thomas Graziano

/s/ Rene C. W. Francken         Director                      December 27, 2001
-----------------------
Rene C. W. Francken

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
  of Crown Andersen Inc.
Peachtree City, Georgia

         In connection with our audit of the consolidated financial statements of Crown Andersen Inc. and Subsidiaries referred to in our report dated November 30, 2001, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the year ended September 30, 2001.

         In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/GRANT THORNTON, LLP.




Atlanta, Georgia
November 30, 2001

                                                                     SCHEDULE II
                                                                     -----------

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
              -----------------------------------------------------

                 COLUMN A                         COLUMN B              COLUMN C             COLUMN D              COLUMN E
                 --------                         --------              --------             --------              --------
                                                 Balance at        Additions charged
                                                beginning of          to costs and                             Balance at end of
Description                                        period               expenses             Deductions             period
-----------                                        ------               --------             ----------             ------

September 30, 2001
------------------
  Allowance for doubtful accounts                 $200,961              $108,853              $43,023              $266,791
                                                  ========              ========              =======              ========

September 30, 2000
------------------
  Allowance for doubtful accounts                 $174,543              $46,136               $19,718              $200,961
                                                  ========              =======               =======              ========

September 30, 1999
------------------
  Allowance for doubtful accounts                 $ 99,324              $77,988               $ 2,769              $174,543
                                                  ========              =======               =======              ========

                               CROWN ANDERSEN INC.
                                INDEX TO EXHIBITS
                                -----------------



    EXHIBIT NO.                        DESCRIPTION
    -----------                        -----------

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

    EXHIBIT NO.                        DESCRIPTION
    -----------                        -----------

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

      10(y) Mortgage note dated September 28, 2000 entered into by Griffin Environmental Company, Inc. and M&T Real Estate, Inc. in the amount of $850,000. Filed herewith.

      10(z) Mortgage notes dated August 27, 2001 in the amounts of $500,000 and $200,000, entered into by Crown Andersen Inc. and Andersen 2000 Inc. (borrowers) and Branch Banking and Trust Company. Filed herewith.

       13*        2001 Annual Report - Filed herewith

        21        Subsidiaries - Filed herewith

     *Portions of the Company's 2001 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 2001 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

         Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Randall H. Morgan, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.