Form 10-Q
period 2001-12-31
CROWN ANDERSEN INC
filed 2002-02-13
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    December 31, 2001        COMMISSION FILE NUMBER     0-14229
                  ----------------------                             -----------


                               CROWN ANDERSEN INC
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


             Delaware                                    58-1653577
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


    306 Dividend Drive, Peachtree City, Georgia                        30269
--------------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code        (770) 486-2000
                                                        --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days. Yes  X   No
                                       ---
============================================================================

                Class                          Outstanding at December 31, 2001
     -----------------------------             --------------------------------
     Common Stock, $0.10 Par Value                    1,855,217 shares

                               CROWN ANDERSEN INC.
                               -------------------

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------
Part I.  FINANCIAL INFORMATION:

         Consolidated Balance Sheets--
              December 31, 2001 and September 30, 2001                     3

         Consolidated Statements of Income And
         Comprehensive Income
              Three Months Ended December 31, 2001 and 2000                4

         Consolidated Statements of Cash Flows--
              Three Months Ended December 31, 2001 and 2000                5

         Notes to Consolidated Financial Information                       6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Part II. OTHER INFORMATION

         Item 5.  Other Information                                       13

         Item 6.  Exhibits and Reports on Form 8-K                        13

            SIGNATURES                                                    13

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31      September 30,
                                                                                      2001              2001
                                                                                ------------------   -------------
                                                                                   (Unaudited)        (Audited)
                     ASSETS
CURRENT:

   Cash and cash equivalents                                                          $  1,549,374    $  3,583,321
   Receivables:
       Trade, less allowance of $282,500 and $266,791
        for possible losses                                                              4,914,453       4,708,468
       Other                                                                                20,778          18,026
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                               4,774,174       4,195,979
   Inventories                                                                           3,407,434       3,036,091
   Prepaid expenses                                                                        149,472         159,374
   Current maturities of long-term receivable                                              256,650         256,650
   Deferred income taxes                                                                   247,126         247,126
                                                                                      ------------    ------------
            TOTAL CURRENT ASSETS                                                        15,319,461      16,205,035

LONG-TERM RECEIVABLE, net of discount of $163,364                                          875,986         875,986
PROPERTY AND EQUIPMENT, less accumulated depreciation                                    2,759,278       2,722,928
DEFERRED INCOME TAXES                                                                      543,323         543,323
PROPERTY AND EQUIPMENT HELD FOR SALE                                                     1,990,000       1,990,000
GOODWILL, net of accumulated amortization of $122,752                                      700,000         715,000
OTHER ASSETS                                                                               149,867         149,867
                                                                                      ------------    ------------
                                                     TOTAL ASSETS                     $ 22,337,915    $ 23,202,139
                                                                                      ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of Credit                                                                     $    270,000    $         --
   Accounts payable                                                                      5,043,049       6,170,961
   Accruals:
       Income taxes                                                                         71,944          61,645
       Compensation                                                                        563,181         611,512
       Warranty                                                                            376,700         387,000
       Miscellaneous                                                                       456,491         482,915
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                                     95,000         196,000
   Current maturities of long-term debt                                                    155,078         155,078
   Deferred income taxes                                                                   387,321         387,321
                                                                                      ------------    ------------
             TOTAL CURRENT LIABILITIES                                                   7,418,764       8,452,432

LONG-TERM DEBT, less current maturities                                                  1,119,621       1,161,565
                                                                                      ------------    ------------

             TOTAL LIABILITIES                                                           8,538,385       9,613,997
                                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918;
         outstanding 1,855,217                                                             187,592         187,592
   Additional paid-in capital                                                            3,836,572       3,836,572
   Treasury stock; 20,701 shares, at cost                                                 (198,146)       (198,146)
   Retained earnings                                                                    10,102,864       9,970,030
   Foreign currency translation adjustment                                                (129,352)       (207,906)
                                                                                      ------------    ------------
                  TOTAL STOCKHOLDERS' EQUITY                                            13,799,530      13,588,142
                                                                                      ------------    ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 22,337,915    $ 23,202,139
                                                                                      ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                       FOR THE THREE MONTHS
                                                        ENDED DECEMBER 31,

                                                             2001           2000
                                                       ----------     ----------

REVENUES:
  Contracts                                            $6,301,285     $7,293,269
  Sales                                                   360,553        488,002
                                                       ----------     ----------
                                                        6,661,838      7,781,271
                                                       ----------     ----------

COSTS AND EXPENSES:
  Cost of contracts and sales                           5,419,623      6,288,878
  Selling, general and administrative                   1,007,884      1,208,906
  Interest and other                                       16,897         19,292
                                                       ----------     ----------
                                                        6,444,404      7,517,076
                                                       ----------     ----------

  Income from operations before taxes on
   income                                                 217,434        264,195

TAXES ON INCOME                                            84,600        100,400
                                                       ----------     ----------
  NET INCOME                                           $  132,834     $  163,795
                                                       ==========     ==========

AVERAGE NUMBER OF SHARES - BASIC                        1,855,217      1,838,886

AVERAGE NUMBER OF SHARES - DILUTED                      2,064,180      1,838,886


EARNINGS PER SHARE
         BASIC                                         $     0.07     $     0.09
         DILUTED                                       $     0.06     $     0.09






CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

                                                         FOR THE THREE MONTHS
                                                          ENDED DECEMBER 31,

                                                             2001           2000
                                                         --------       --------

Net income                                               $132,834       $163,795

Other Comprehensive Income
 Foreign Currency Translation Adjustment                   78,554        112,609
                                                         --------       --------

COMPREHENSIVE INCOME                                     $211,388       $276,404
                                                         ========       ========

          See accompanying notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                    2001           2000
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                   $   132,834    $   163,795
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                 81,214         74,915
       Deferred income taxes                                                              -         24,878
   Change in operating assets and liabilities:
       Trade and long-term receivables                                             (167,652)        93,893
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                         (578,195)    (1,699,445)
       Inventories                                                                 (327,284)       173,341
       Prepaid expenses                                                              10,855         (1,141)
       Accounts payable                                                          (1,188,630)     1,058,256
       Accrued expenses                                                             (85,333)       235,257
       Billings on uncompleted contracts in excess of
        costs and estimated earnings                                               (101,000)       (57,545)
       Other                                                                              -         46,667
                                                                                -----------    -----------
   Cash provided by (used in) operating activities                               (2,223,191)       112,871
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (79,374)       (52,491)
                                                                                -----------    -----------
   Cash used in investing activities                                                (79,374)       (52,491)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                                                 270,000       (190,000)
   Repayment of long-term debt                                                      (41,944)       (78,256)
                                                                                -----------    -----------
   Cash provided by (used in) financing activities                                  228,056       (268,256)
                                                                                -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              40,562         18,032
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS:
   Net decrease during the period                                                (2,033,947)      (189,844)
   Balance at beginning of period                                                 3,583,321      2,504,982
                                                                                -----------    -----------

   BALANCE AT END OF PERIOD                                                     $ 1,549,374    $ 2,315,138
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


          See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                   -------------------------------------------

1.       Condensed footnotes:
         -------------------

         As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.'s annual financial statements set forth in its Form 10-K for the year ended September 30, 2001.

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

3.       Stock options and warrants:
         --------------------------

         As of December 31, 2001, options to purchase 258,751 shares at an average price of $4.37 were outstanding under the Company's stock option plan.

         The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share. Of the total 300,000 warrants outstanding, only 152,000 were vested as of December 31, 2001.

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

5.       Inventories:
         -----------

         Inventories were $3,407,434 and $3,036,091 as of December 31, 2001 and September 30, 2001. Included in inventories is approximately $870,000 related to incineration equipment purchased from a former competitor.

6.       Long-term receivable:

         On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company will receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of December 31, 2001. The note has been guaranteed by the customer's parent company. Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000 which was previously guaranteed under a letter of credit with a bank.

         The Company received the first three scheduled payments through April 1, 2001. During the period April 1, 2001 through September 30, 2001, the customer and the Company agreed on a selection of equipment to meet performance standards established in the Settlement agreement. As per the Agreement, the cost of this equipment was to be equally absorbed by the customer and the Company. The customer indicated until September 2001 that the October 2001 payment would be made as scheduled. When payment was not received as scheduled, Andersen advised the customer that it was in default of the Settlement Agreement and after several unsuccessful attempts to resolve the matter, Andersen filed for arbitration in accordance with the Settlement Agreement. It is management's opinion that Andersen will be successful in arbitration and will receive the amounts due on this payment sometime during the third fiscal quarter of 2002.

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

         During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's December 31, 2001 balance sheet includes these assets as property and equipment held for sale." The $670,000 note was paid in May 1999.

8.       Segment information:
         -------------------

         The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company's geographic segments of its operations is set forth below.

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                           2001             2000
                                                           ----             ----
                                                              (In Thousands)
            Revenues:
                  U.S. operations
                           Domestic                      $ 4,539         $ 6,748
                           Export                            856              96
                  The Netherlands operation                1,267             937
                                                         -------         -------
                           Total                         $ 6,662         $ 7,781
                                                         =======         =======

            Income before taxes:
                  U.S. operations                        $   152         $   189
                  The Netherlands operation                   65              75
                                                         -------         -------
                                                         $   217         $   264
                                                         =======         =======

            Identifiable assets:
                  U.S. operations                        $19,143         $18,825
                  The Netherlands operation                3,195           2,999
                                                         -------         -------
                                                         $22,338         $21,824
                                                         =======         =======

         Information regarding the Company's industry segments of its operations is set forth below.

                                                   Three Months Ended December 31,
                                                   -------------------------------
                                            2001                                2000
                             ----------------------------------   ----------------------------------
                                                          (In Thousands)
                             Pollution                            Pollution
                             Control/      Dust                   Control/         Dust
                             Incinerator   Collection     Total   Incinerator   Collection     Total
                             -----------   ----------    ------   -----------   ----------    ------
Revenues from customers            5,756          906     6,662         5,003        2,778     7,781
Intersegment revenues                  -            -         -             -           31        31

Depreciation and
   amortization                       58           23        81            55           20        75

Segment pre-tax income               308           91       217           113          151       264

Segment assets                    19,419        2,919    22,338        18,377        3,447    21,824

Expenditures for
  segment assets                      39           40        79            48            4        52

9.       Commitments and contingencies:
         -----------------------------

         There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 2001.

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

Liquidity and Capital Resources:
-------------------------------

         Cash and cash equivalents of $1,549,374 at December 31, 2001 decreased $2,033,947 from the September 30, 2001 balance of $3,582,321. The decrease was primarily due to the decrease in trade payables of $1,188,630, an increase of $327,284 in inventories and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $578,195. Net cash used by operating activities in the first quarter of fiscal 2002 amounted to $2,223,191.

         Cash used for investing activities totaled $79,374. This amount represents capital expenditures primarily at Montair.

         Cash provided by financing activities totaled $228,056. This amount includes borrowings by Griffin under its line of credit of $270,000 and repayment of long-term debt of $41,944.

         As disclosed in Note 7 to the interim financial statements, during 1994 the Company repossessed certain equipment under a lease arrangement. The Company reduced the carrying value of this asset to $490,000 as of September 30, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. (See Note 7.) The Company has active negotiations underway for the sale of this equipment. It is anticipated that this equipment will be sold in fiscal 2002.

         The Company has pending litigation, which is fully disclosed in Note 11 to the Consolidated Financial Statements for fiscal year ended September 30, 2001. The Company believes that the final resolution of these matters will not result in a material adverse effect on the Company's financial statements or its operations.

         In August 2001, the Company obtained $700,000 in financing from a U.S. bank, a $500,000 mortgage and a temporary line of credit of $200,000. The mortgage loan is payable in 34 equal installments of $10,300, including interest at the rate of prime plus 3/4% through July 2004. The $200,000 line of credit expires on February 27, 2002 and bears interest at the rate of prime plus 3/4%. No borrowings had been made under this new line of credit at December 31, 2001. The proceeds from the mortgage loan were used to pay off the loan due to a former U.S. bank and for operating funds. The Company anticipates obtaining a permanent line of credit from its current bank during fiscal 2002.

         The Company's cash flow projections for fiscal 2002 indicate that it will generate sufficient funds to finance operations internally. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due, or to grow from 2001 operating levels.

         As of December 31, 2001, the Company's equity in its Montair operation had increased in value by $78,554 from September 30, 2001 as a result of an increase in the foreign currency translation adjustment, reflecting a 4% decrease in the U.S. dollar against the Euro.

         Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

               Contractual Obligations and Commercial Commitments
                            (In Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------
                                                    Payments Due By Period
--------------------------------------------------------------------------------------------------------------
                                                    Less
Contractual                                         Than 1           1 -3             4 -5             Over 5
Obligations                           Total         Year             Years            Years            Years
--------------------------------------------------------------------------------------------------------------
Long-Term Debt *                   $1,275           $  155           $  585           $  535                0
Capital Lease Obligations               0                0                0                0                0
Operating Leases                      300               90              180               30                0
Unconditional Purchase
  Obligations                           0                0                0                0                0

* Mortgage Loans Secured by Real Estate.

Note: Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).


Commercial Commitments:
----------------------

(Off balance sheet obligations)

Outstanding bank guarantees for performance bonds on Company's manufactured equipment amounted to $2.7 million. Expiration date: Less than one (1) year.

Notes: The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries and no related party transactions.


Results of Operations:
---------------------

Revenues.
---------

         Revenues for the first quarter of fiscal 2002 were $6,661,838 compared with $7,781,271 for the comparable period in 2001 and $8,225,526 for the last quarter of fiscal 2001. The decrease of $1,119,433 (14%) includes increases of $453,626 (11%) and $329,593 (35%) recorded by Andersen and Montair, respectively. Revenues at Griffin declined $1,902,652 (68%). Foreign sales (including Andersen exports and Montair sales) were $2.1 million and $1.0 million for the first quarter of 2002 and 2001, and accounted for 31.9% and 13.3% of revenues in 2001 and 2000, respectively. All changes in revenues are related to the quantity of products sold, not to pricing changes.

         First quarter 2002 revenues decreased $1,613,688 from the preceding quarter revenues. The decrease was attributed to Andersen and Griffin.

         The Company continues to pursue business in the international marketplace. Domestic demand for the Company's products has been slow during the past four years due to changes in U.S. environmental regulations. Domestic business improved during fiscal year 2001, primarily as a result of additional sales generated by Andersen.

Cost of Sales.
-------------

         First quarter of fiscal 2002 costs of sales totaled $5,419,623, compared to $6,288,878 for the first quarter of fiscal 2001 and $6,336,876 for the last quarter of fiscal 2001. The decrease of $869,255 (14%) was attributable to decreased revenues for the period. However, due to the slowdown in the U.S. economy during the first quarter of fiscal 2002, the Company experienced a reduction in incoming domestic orders. This was felt primarily at the Griffin operation.

         First quarter 2002 cost of sales decreased $907,253 from the preceding fiscal quarter as a result of lower revenues at Andersen and Griffin.

Selling, General and Administrative Costs.
------------------------------------------

         Selling, general and administrative costs decreased $201,022 (16.6%) to $1,007,884 in the first quarter of fiscal 2002 from the fiscal 2001 level of $1,208,906. The decrease was entirely attributable to Griffin as a result of its significant decrease in operating revenues during the quarter. The decrease reflects lower sales commissions. Selling, general and administrative costs were 15.1%, 15.5% and 14.9% of revenues for the first quarter of 2002, the first quarter of 2001, and the fourth quarter of fiscal 2001, respectively. With the exception of commissions; selling, general and administrative costs are generally fixed in nature and do not typically change in direct proportion to changes in revenue.

Interest and Other.
-------------------

         Net interest and other was $16,897 for the first quarter of fiscal 2002, compared to $19,292 in the first quarter of fiscal 2001 and $2,667 in the fourth quarter of 2001. This decrease is primarily the result of lower interest rates during the current period.

Taxes on Income.
----------------

         The effective tax rate for the first quarter of fiscal 2002 was 38.9% compared to 38.0% for the first quarter of fiscal 2001 and 44.0% in the fourth quarter of fiscal 2001.

Net Income.
-----------

         Net income for the first quarter of fiscal 2002 was $132,834 or $0.07 per share (basic) and $0.06 per share (diluted) compared to $163,795 or $0.09 per share (basic and diluted) for the first quarter of 2001. In the fourth quarter of fiscal 2001, the Company reported net income of $392,739 or $0.21 per share (basic) and $0.19 per share (diluted).

         Net income decreased $30,961 in the current quarter as a result of a 14% decrease in revenues. For the first quarter of fiscal 2002, Griffin incurred a pre-tax loss of $91,000 as a result of a decrease in revenues for the current period. This revenue decrease is attributed to the a slowdown in the economy. The Griffin loss was offset by fiscal 2002 operating improvements at Andersen and Montair. The fourth quarter of fiscal 2001 net income was the result of record high revenues reported by all operations.

Shares Outstanding.
------------------

         The weighted average shares and equivalent shares outstanding were:


                               First Quarter 2002        First Quarter 2001
                               ------------------        ------------------


                   Basic             1,855,217                1,838,886

                   Diluted           2,064,180                1,838,886

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

                      CROWN ANDERSEN INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION
                      ------------------------------------


ITEM 5.           Other Information:
                  ------------------

                  The Company's Notice of 2002 Annual Meeting and Proxy Statement did not disclose that Michael P. Marshall, an outside director and member of the Audit Committee, is not "independent" as defined in NASDAQ's Rule 4200. The Company's Audit Committee is constituted of four outside directors, including Mr. Marshall. Because of his expertise and experience, the Board of Directors determined that Mr. Marshall's membership on the Committee is in the best interest of the Company and its shareholders. The Committee thus has three "independent" directors, per NASDAQ's definition.

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  No reports on Form 8K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CROWN ANDERSEN INC.



Dated:   February 12, 2002                     By: /s/ Jack D. Brady
        -------------------                    ---------------------------------
                                                Jack D. Brady
                                                 Chairman of the Board
                                                 (Duly Authorized Officer)


Dated:   February 12, 2002                     By: /s/ Randall H. Morgan
        ------------------                     ---------------------------------
                                                Randall H. Morgan
                                                 Secretary and Treasurer
                                                 (Principal Financial Officer)