Form 10-K405/A
period 2001-09-30
CROWN ANDERSEN INC
filed 2002-02-19
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2001

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition Period from _____ to

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

Portions of the Registrant's 2001 Annual Report are incorporated by reference in
Part I and Part II hereof. Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on February 13, 2002 are incorporated by reference in Part III hereof.

                                  Page 1 of 20
                          Index of Exhibits on Page 19

                               CROWN ANDERSEN INC.

                           Annual Report on Form 10-K

                  For the Fiscal Year Ended September 30, 2001

                                TABLE OF CONTENTS
                                -----------------

Item No.                                                                                              Page No.
-------                                                                                               -------
                                                     PART I
                                                     ------

   1      Business                                                                                        3

   2      Properties                                                                                      9

   3      Legal Proceedings                                                                               9

   4      Submission of Matters to a Vote of Security Holders                                             9

4(A)      Executive Officers of the Registrant                                                            9

                                                    PART II
                                                    -------

   5      Market for the Registrant's Common Equity and Related Stockholder Matters                      10

   6      Selected Financial Data                                                                        10

   7      Management's Discussion and Analysis of Financial Condition and Results of Operation           10

   8      Financial Statements and Supplementary Data                                                    11

   9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           11


                                                    PART III
                                                    --------

  10      Directors and Executive Officers of the Registrant                                             11

  11      Executive Compensation                                                                         11

  12      Security Ownership of Certain Beneficial Owners and Management                                 11

  13      Certain Relationships and Related Transactions                                                 11

                                                    PART IV
                                                    -------

  14      Exhibits, Financial Statement Schedule and Reports on Form 8-K                                 12

          Signatures                                                                                     15

          Index to Financial Statement Schedule                                                          16

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

         All fiscal 2001 backlog is scheduled for shipment in fiscal 2002.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     The consolidated balance sheets of the Company as of September 30, 2001 and 2000 and the Company's consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001, together with the related notes thereto and the report of independent certified public accountants thereon dated November 30, 2001, are set forth in the 2001 Annual Report referred to in Item 5 above. Such consolidated financial statements, notes and reports are incorporated herein by reference.

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

         Summary of Accounting Policies;

         Notes to Consolidated Financial Statements;

         Reports of Independent Certified Public Accountants.

         (2)  Financial Statement Schedule.

              The following financial statement schedule is set forth on page 17 of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto. See the Index to Financial Statement Schedules on page 18 hereof.

         Reports of Independent Certified Public Accountants on Financial Statement Schedule. Schedule II - Valuation and Qualifying Accounts and Reserves

         (3)  Exhibits.

              The exhibits listed on the following pages are filed as part of or are incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

     EXHIBIT NO.                      DESCRIPTION
     -----------    ------------------------------------------------------------

        13(a) Certificate of Incorporation of the Company (Exhibit 3(a) to the Company's Registration Statement on Form S-4, No. 33-684 (the "Form S-4 Registration Statement")
         3(b) Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
                    1987)
         3(c) Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)
            4 Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)
        10(a) Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)
        10(b) 1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)
        10(c) First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
        10(d) Executive Option Plan (Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
                    1987)
        10(e) Key Employee Stock Option Plan (Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
        10(f) 1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration Statement)
        10(g) Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
        10(h)** Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company
        10(i)** Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks
        10(j) Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood's properties in Winfield, Kansas (Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988)
        10(k) Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special Revolving Credit Note and Working Capital Revolving Credit Note (Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989)
        10(l) Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company's Report on Form 8-K dated April 30, 1991)
        10(m) Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company's Report on Form 8-K dated September 13, 1991).
        10(n) Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)
        10(o) Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown, Thermo-Flood and NationsBank of Georgia, N.A. (Formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)
        10(p) Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and NationsBank of Georgia N.A. (Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993)
        10(q)** Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994
        10(r) Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19, 1994 (Exhibit A to the Company's Notice of Special Meeting and Proxy Statement 1994)
        10(s) Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of

     EXHIBIT NO.                      DESCRIPTION
     -----------    ------------------------------------------------------------

                    Aqua-Chem and Andersen 2000 Inc. filed with Form 10Q for
                    quarter ended December 31, 1995
        10(t)       Commercial Loan Agreement, General Security Agreement,
                    Commercial Promissory Note, and Revolving Note dated June
                    28, 1996 between South Trust Bank of Georgia, N.A. and Crown
                    Andersen Inc. and Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30, 1996.
        10(u)       Loan Documents Modification Agreement dated February 28,
                    1997 between Crown Andersen Inc., Andersen 2000 Inc., and
                    SouthTrust Bank of Georgia, N.A., filed with Form 10Q for
                    the quarter ended March 31, 1997.
        10(v)**     1998 Directors Warrant Plan.
        10(w)**     1998 Incentive Stock Option Plan.
        10(x)       Loan Documents Modification Agreement dated February 21,
                    1998 and March 29, 1998 between Crown Andersen Inc.,
                    Andersen 2000 Inc and SouthTrust Bank of Georgia N.A., filed with Form 10Q for quarter ended March 31, 1998.
        10(y)       Mortgage note dated September 28, 2000 entered into by
                    Griffin Environmental Company, Inc. and M&T Real Estate,
                    Inc. in the amount of $850,000. Filed herewith.
        10(z)       Mortgage notes dated August 27, 2001 in the amounts of
                    $500,000 and $200,000, entered into by Crown Andersen Inc.
                    and Andersen 2000 Inc. (borrowers) and Branch Banking and
                    Trust Company. Filed herewith.
        13*         2001 Annual Report - Filed herewith
        21          Subsidiaries - Filed herewith

     *Portions of the Company's 2001 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 2000 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

    **Previously filed

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

     (c) Exhibits:

     See Item 14 (a)(3) above.

     (d) Financial Statement Schedule:

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

                                            CROWN ANDERSEN INC.
                                            -------------------
                                            (Registrant)


         Date: February 14, 2002            By: /s/ Jack D. Brady
                                               --------------------
                                            Jack D. Brady, Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Jack D. Brady           Chairman of the Board, President,  February 14, 2002
-----------------           Principal Executive Officer and
Jack D Brady                Principal Financial Officer


/s/ Jack C. Hendricks       Director                           February 14, 2002
---------------------
Jack C. Hendricks

/s/ Randall H. Morgan       Secretary/Treasurer and Principal  February 14, 2002
---------------------       Accounting Officer
Randall H. Morgan

/s/ Richard A. Beauchamp    Director                           February 14, 2002
------------------------
Richard A. Beauchamp

/s/ L. Karl Legatski        Director                           February 14, 2002
--------------------
L. Karl Legatski

/s/ Michael P. Marshall     Director                           February 14, 2002
-----------------------
Michael P. Marshall

/s/ Ruyintan E. Mehta       Director                           February 14, 2002
---------------------
Ruyintan E. Mehta

/s/ Thomas Graziano         Director                           February 14, 2002
-------------------
Thomas Graziano

/s/ Rene C. W. Francken     Director                           February 14, 2002
-----------------------
Rene C. W. Francken

                               CROWN ANDERSEN INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            Page

Reports of Independent Certified Public Accountants on
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

                                                /s/GRANT THORNTON, LLP.


Atlanta, Georgia
November 30, 2001

Board of Directors and Stockholders
  of Crown Andersen Inc.
Peachtree City, Georgia

The audits referred to in our report dated December 14, 2000, relating to the consolidated financial statements of Crown Andersen Inc. and Subsidiaries, which is incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Stockholders for the year ended September 30, 2001, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                     /s/ BDO Seidman, LLP



Atlanta, Georgia
December 14, 2000

                                                                     SCHEDULE II
                                                                     -----------


                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


       COLUMN A                       COLUMN B             COLUMN C              COLUMN D              COLUMN E
       --------                       --------             --------              --------              --------
                                     Balance at           Additions
                                    beginning of      charged to costs                             Balance at end of
Description                            period            and expenses           Deductions              period
-----------                            ------            ------------           ----------              ------
September 30, 2001
------------------
 Allowance for doubtful accounts      $200,961             $108,853               $43,023              $266,791
                                      ========             ========               =======              ========
September 30, 2000
------------------
 Allowance for doubtful accounts      $174,543             $ 46,136               $19,718              $200,961
                                      ========             ========               =======              ========

September 30, 1999
------------------
 Allowance for doubtful accounts      $ 99,324             $ 77,988               $ 2,769              $174,543
                                      ========             ========               =======              ========

                               CROWN ANDERSEN INC.
                                INDEX TO EXHIBITS
                                -----------------


  EXHIBIT NO                    DESCRIPTION                                 PAGE
  -----------                   -----------                                 ----

    13(a)    Certificate  of   Incorporation  of  the  Company
            (Exhibit  3(a)  to  the  Company's  Registration
            Statement on Form S-4, No. 33-684 (the "Form S-4 Registration Statement")
    3(b) Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
    3(c) Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)
       4 Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)
   10(a) Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)
   10(b) 1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)
   10(c) First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company's Annual Report on Form 1 0-K for the fiscal year ended September 30, 1987)
   10(d) Executive Option Plan (Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
   10(e) Key Employee Stock Option Plan (Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
   10(f) 1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration Statement)
   10(g) Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)
   10(h)** Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company
   10(i)** Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks
   10(j) Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood's properties in Winfield, Kansas (Exhibit 10
            (p) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988)
   10(k) Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special Revolving Credit Note and Working Capital Revolving Credit Note (Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989)
     10(l) Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company's Report on Form 8-K dated April 30, 1991)
     10(m) Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company's Report on Form 8-K dated September 13, 1991).
     10(n) Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) - (See
            Exhibit 10p)

                               CROWN ANDERSEN INC
                               INDEX TO EXHIBITS
                               -----------------

    EXHIBIT NO.                  DESCRIPTION                                PAGE
    -----------                  -----------                                ----

       10(o)    Second Axmendment to Revolving Credit  Agreement among the
                Company,  Andersen,  Crown, Thermo-Flood  and  NationsBank
                10(z) of Georgia,  N.A.  (Formerly known as The Citizens and
                Southern National Bank) - (See Exhibit 10p)
       10(p)    Loan agreement dated as of March 31, 1993 among the
                Company, Andersen and Crown and NationsBank of Georgia
                N.A. (Exhibit 10(u) to the Company's Annual Report on Form
                10-K for the fiscal year ended September 30, 1993)
       10(q)**  Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994
       10(r)    Agreement for Sale of Crown Rotational Molded Products,
                Inc. assets, dated July 19, 1994 (Exhibit A to the
                Company's Notice of Special Meeting and Proxy Statement
                1994)
       10(s)    Asset Purchase Agreement dated December 21, 1995 between
                the Cleaver-Brooks Division of Aqua-Chem and Andersen 2000
                Inc. filed with Form 10Q for quarter ended December 31,
                1995
       10(t)    Commercial Loan Agreement, General Security Agreement,
                Commercial Promissory Note, and Revolving Note dated June
                28, 1996 between South Trust Bank of Georgia, N.A. and
                Crown Andersen Inc. and Andersen 2000 Inc. filed with Form
                10Q for the quarter ended June 30, 1996.
       10(u)    Loan Documents Modification Agreement dated February 28,
                1997 between Crown Andersen Inc., Andersen 2000 Inc., and
                SouthTrust Bank of Georgia, N.A., filed with Form 10Q for
                the quarter ended March 31, 1997.
       10(v)**  1998 Directors Warrant Plan.
       10(w)**  1998 Incentive Stock Option Plan.
       10(x)    Loan Documents Modification Agreement dated February 21,
                10(z) 1998 and March 29, 1998 between Crown Andersen Inc.,
                Andersen 2000 Inc and SouthTrust Bank of Georgia N.A.,
                filed with Form 10Q for quarter ended March 31, 1998.
       10(y)    Mortgage note dated September 28, 2000 entered into           21
                by Griffin Environmental Company, Inc. and M&T Real
                Estate, Inc. in the amount of $850,000. Filed herewith.
       10(z)    Mortgage notes dated August 27, 2001 in the amounts of        25
                $500,000 and $200,000,  entered into by Crown
                Andersen Inc. and Andersen 2000 Inc. (borrowers) and
                Branch Banking and Trust Company. Filed herewith.
         13*    2001 Annual Report - Filed herewith                           34
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

    **Previously filed

      Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Randall H. Morgan, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.