Form 10-Q
period 2002-03-31
CROWN ANDERSEN INC
filed 2002-05-14
CIK 778808

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    March 31, 2002   COMMISSION FILE NUMBER    0-14229
                  -------------------                         -----------


                               CROWN ANDERSEN INC.
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


              Delaware                                   58-1653577
--------------------------------------------------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


     306 Dividend Drive, Peachtree City, Georgia                     30269
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code    (770) 486-2000
                                                   --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such
requirements for the past 90 days. Yes   X    No
                                       -----
============================================================================

               Class                         Outstanding at March 31, 2002
     -----------------------------           -----------------------------
     Common Stock, $0.10 Par Value                 1,855,217 shares

                               CROWN ANDERSEN INC.
                               -------------------

                                      INDEX
                                      -----

                                                               PAGE NO.
                                                               --------

Part I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements

         Consolidated Balance Sheets--
              March 31, 2002 and September 30, 2001                 3

         Consolidated Statements of Income And
         Comprehensive Income
              Three Months and Six Months Ended March 31,
              2002 and 2001                                         4

         Consolidated Statements of Cash Flows--
              Six Months Ended March 31, 2002 and 2001              5

         Notes to Consolidated Financial Information                6

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations              10

         Item 3. Quantitative and Qualitative Disclosure
         about Market Risk                                          13

Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                  14

         Item 5.  Other Information                                 14

         Item 6.  Exhibits and Reports on Form 8-K                  14

             SIGNATURES                                             14

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       March 31,     September 30,
                                                                          2002           2001
                                                                     ------------    ------------
                                                                      (Unaudited)     (Audited)
                     ASSETS
CURRENT:
   Cash and cash equivalents                                         $  2,091,783    $  3,583,321
   Receivables:
       Trade, less allowance of $284,632 and $266,791
       for possible losses                                              3,783,942       4,708,468
       Other                                                               49,322          18,026
   Costs and estimated earnings in excess of billings on
        uncompleted contracts                                           4,288,625       4,195,979
   Inventories                                                          3,453,716       3,036,091
   Prepaid expenses                                                       143,496         159,374
   Current maturities of long-term receivable                             256,650         256,650
   Deferred income taxes                                                  352,392         247,126
                                                                     ------------    ------------
            TOTAL CURRENT ASSETS                                       14,419,926      16,205,035

LONG-TERM RECEIVABLE, net of discount of $163,364                         875,986         875,986
PROPERTY AND EQUIPMENT, less accumulated depreciation                   2,692,609       2,722,928
DEFERRED INCOME TAXES                                                     543,323         543,323
PROPERTY AND EQUIPMENT HELD FOR SALE                                    1,990,000       1,990,000
GOODWILL, net of accumulated amortization of $183,924 and $168,923        685,000         715,000
OTHER ASSETS                                                              149,867         149,867
                                                                     ------------    ------------
             TOTAL ASSETS                                            $ 21,356,711    $ 23,202,139
                                                                     ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of Credit                                                    $    290,000    $         --
   Accounts payable                                                     3,746,943       6,170,961
   Accruals:
       Income taxes                                                       104,359          61,645
       Compensation                                                       447,051         611,512
       Warranty                                                           370,806         387,000
       Miscellaneous                                                      745,333         482,915
   Billings on uncompleted contracts in excess of cost and
     estimated earnings                                                   300,000         196,000
   Current maturities of long-term debt                                   150,978         155,078
   Deferred income taxes                                                  430,587         387,321
                                                                     ------------    ------------
             TOTAL CURRENT LIABILITIES                                  6,586,057       8,452,432

LONG-TERM DEBT, less current maturities                                 1,080,518       1,161,565
                                                                     ------------    ------------
             TOTAL LIABILITIES                                          7,666,575       9,613,997
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Common Stock, $0.10 par; shares authorized 20,000,000; issued
    1,875,918; outstanding 1,855,217                                      187,592         187,592
   Additional paid-in capital                                           3,836,572       3,836,572
   Treasury stock; 20,701 shares, at cost                                (198,146)       (198,146)
   Retained earnings                                                   10,152,153       9,970,030
   Foreign currency translation adjustment                               (288,035)       (207,906)
                                                                     ------------    ------------
             TOTAL STOCKHOLDERS' EQUITY                                13,690,136      13,588,142
                                                                     ------------    ------------

                                                                     $ 21,356,711    $ 23,202,139
                                                                     ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                            For The Three Months         For The Six Months
                                               Ended March 31,             Ended March 31,
                                          -------------------------   -------------------------
                                             2002          2002          2001           2001
                                          -----------   -----------   -----------   -----------
REVENUES:
  Contracts                               $ 5,975,675   $ 6,184,100   $12,276,960   $13,477,369
  Sales                                       232,008       463,967       592,561       951,969
                                          -----------   -----------   -----------   -----------
                                            6,207,683     6,648,067    12,869,521    14,429,338
                                          -----------   -----------   -----------   -----------

  Cost of contracts and sales               5,019,529     5,209,796    10,439,152    11,498,674
                                          -----------   -----------   -----------   -----------

GROSS PROFIT                                1,188,154     1,438,271     2,430,369     2,930,664
                                          -----------   -----------   -----------   -----------

  Selling, general and administrative       1,076,533     1,128,915     2,084,417     2,337,821
  Interest and other                           28,032        52,999        44,929        72,291
                                          -----------   -----------   -----------   -----------
                                            1,104,565     1,181,914     2,129,346     2,410,112
                                          -----------   -----------   -----------   -----------

  Income from operations before
    taxes on income                            83,589       256,357       301,023       520,552

TAXES ON INCOME                                34,300        92,400       118,900       192,800
                                          -----------   -----------   -----------   -----------

  NET INCOME                              $    49,289   $   163,957   $   182,123   $   327,752
                                          ===========   ===========   ===========   ===========

AVERAGE NUMBER OF SHARES - BASIC            1,855,217     1,839,429     1,855,217     1,839,225
AVERAGE NUMBER OF SHARES - DILUTED          2,024,292     1,978,223     2,048,206     1,978,019

EARNINGS PER SHARE
   BASIC                                  $      0.03   $      0.09   $      0.10   $      0.18
   DILUTED                                $      0.02   $      0.08   $      0.09   $      0.17

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

                                            For The Three Months         For The Six Months
                                               Ended March 31              Ended March 31,
                                          -------------------------   -------------------------
                                             2002          2001          2002          2001
                                          -----------   -----------   -----------   -----------
Net income                                $    49,289   $   163,957   $   182,123   $   327,752

Other Comprehensive Income
Foreign Currency Translation Adjustment      (145,232)     (122,329)      (80,129)       (9,720)
                                          -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS)               $   (95,943)  $    41,628   $   101,994   $   318,032
                                          ===========   ===========   ===========   ===========

          See accompanying notes to Consolidated Financial Statements.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended March 31
                                                                                      ---------------------------------
                                                                                         2002                  2001
                                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $   182,123           $   327,752
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization                                                      158,843               156,838
       Deferred income taxes                                                              (62,000)               69,628
   Change in operating assets and liabilities:
       Trade and long-term receivables                                                    846,319               973,905
       Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                          (92,646)           (3,401,937)
       Inventories                                                                       (463,649)              (33,629)
       Prepaid expenses                                                                    14,886               (14,508)
       Accounts payable                                                                (2,351,363)            1,763,040
       Accrued expenses                                                                   135,522               348,746
       Billings on uncompleted contracts in excess of costs and
         estimated earnings                                                               104,000               131,044
                                                                                      -----------           -----------
    Cash provided by (used for) operating activities                                   (1,527,965)              320,879
                                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (122,732)             (126,447)
                                                                                      -----------           -----------
   Cash provided by (used for) investing activities                                      (122,732)             (126,447)
                                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                                                       290,000              (370,000)
   Payments on notes payable                                                               (4,100)             (141,519)
   Repayment of long-term debt                                                            (81,047)              (34,879)
                                                                                      -----------           -----------
   Cash provided by (used for) financing activities                                       204,853              (546,398)
                                                                                      -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (45,694)                5,404
                                                                                      -----------           -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) during the period                                           (1,491,538)             (346,562)
   Balance at beginning of period                                                       3,583,321             2,504,982
                                                                                      -----------           -----------
   BALANCE AT END OF PERIOD                                                           $ 2,091,783           $ 2,158,420
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

3.   Stock options and warrants:
     --------------------------

     As of March 31, 2002, options to purchase 273,296 shares at an average price of $4.58 were outstanding under the Company's stock option plan.

     The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share. Of the total 300,000 warrants outstanding, only 152,000 were vested as of March 31, 2002.

4.   Revenue recognition:
     -------------------

     Revenues from contracts are reported on the percentage-of-completion method. Under this method, the percentage of contract revenue to be recognized currently is based on the ratio of costs incurred to date to total estimated contract costs, after giving effect to the most recent estimate of costs to complete. Revenues other than contracts are recorded when the product is shipped or the service is rendered to the customers. In general, Company equipment is warranted for eighteen months after delivery or twelve months after first operation, whichever is shorter. Using prior history for specific product lines or types of systems, a warranty accrual is established either as a percentage of revenues for operations where the product mix is consistent or a specific warranty reserve may be established for project types where either higher or lower than normal warranty costs have historically been experienced. The warranty provision is adjusted based on costs incurred during the period.

5.   Inventories:
     -----------

     Inventories were $3,453,716 and $3,036,091 as of March 31, 2002 and September 30, 2001. Included in inventories at March 31, 2002 are approximately $870,000 related to incineration equipment purchased from a former competitor, work in process of $1,539,182 and component parts and raw material of $1,044,534. Inventory at September 30, 2001 consisted of $870,000 for incineration equipment, work in process of $1,237,913 and component parts and raw material of $928,178.

6.   Long-term receivable:
     --------------------

     On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company was to receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of March 31, 2002. The note has been guaranteed by the customer's parent company. Under terms of the agreement, the customer agreed to cancel a performance bond of $1,036,000 which was previously guaranteed under a letter of credit with a bank. The Company received the first three scheduled payments through April 1, 2001. During the period April 1, 2001 through September 30, 2001, the customer and the Company agreed on a selection of equipment to meet performance standards established in the Settlement agreement. As per the Agreement, the cost of this equipment was to be equally absorbed by the customer and the Company. The customer indicated until September 2001 that the October 2001 payment would be made as scheduled. When payment was not received as scheduled, Andersen advised the customer that it was in default of the Settlement Agreement and after several unsuccessful attempts to resolve the matter, Andersen filed for arbitration in accordance with the Settlement Agreement. An arbitrator has been appointed and both parties submitted claims and counterclaims by May 15, 2002. The actual arbitration is expected to proceed in June or July 2002. It is management's opinion that Andersen will be successful in arbitration and will receive the amounts due on this receivable sometime during fiscal 2002.

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

     During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company's March 31, 2002 balance sheet includes these assets as property and equipment held for sale." The $670,000 note was paid in May 1999.

8.   Segment information:
     -------------------

     The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company's geographic segments of its operations is set forth below.

                                           Six Months Ended March 31
                                           -------------------------
                                     2002              2001          2000
                                    ------            -------       -------
                                                  (In Thousands)
Revenues:
   U.S. Operations
        Domestic                    $ 8,118           $11,832       $ 7,767
        Export                        2,519               116           604
   The Netherlands Operation          2,233             2,481         2,225
                                    -------           -------       -------
        Total                       $12,870           $14,429       $10,596
                                    =======           =======       =======
Income Before Taxes:
   U.S. Operations                  $   187           $   354       $   249
   The Netherlands Operation            114               167           104
                                    -------           -------       -------
                                    $   301           $   521       $   353
                                    =======           =======       =======
Identifiable Assets:
   U.S. Operations                  $18,403           $19,334       $18,418
   The Netherlands Operation          2,848             3,204         3,169
                                    -------           -------       -------
                                    $21,251           $22,538       $21,587
                                    =======           =======       =======

    Information regarding the Company's industry segments is set forth below.

                                                                   Six Months Ended March 31
                                                                   -------------------------
                                            2002                               2001                              2000
                              -------------------------------   --------------------------------   ---------------------------------
                                                                          (In thousands)


                               Pollution   Dust                    Pollution  Dust                  Pollution   Dust
                               Control     Collection  Total       Control    Collection   Total    Control     Collection   Total
                               -------     ----------  -----       -------    ----------   -----    -------     ----------   -----
Revenues from Customers        10,868      2,002       12,870        9,918     4,511      14,429     6,853       3,743        10,596

Intersegment Revenues              46         99          145            -        25          25         -          10            10


Depreciation & Amortization       111         48          159          115        41         156       122          41           163


Segment Pre-Tax Income
(Loss)                            490       (189)         301          273       248         521       134         219           353


Segment Assets                 18,471      2,780       21,251       19,257     3,281      22,538    18.418       3,169        21,587


Expenditures for Segment
Assets                             72         50          122                     42         108        91         154           245


9.   Commitments and contingencies:
     -----------------------------

     There are no significant changes to the information discussed in the Company's annual report on Form 10K for the year ended September 30, 2001.

     The Company has the following pending or threatened litigation and unasserted claims or assessments pending as of March 31, 2002:

Georgia Gulf Corporation v. Andersen 2000 Inc. On October 16, 1996, Georgia Gulf
---------------------------------------------
Corporation ("Georgia Gulf") filed suit against Andersen alleging that Andersen has violated a contractual agreement by and between the parties, dated on or about November 9, 1990, pursuant to which Andersen agreed to design, supply, and install a natural gas and hazardous liquid waste fired boiler at the Georgia Gulf plant in Plaquemine, Louisiana. Georgia Gulf alleges that Andersen warranted that the project would be free from defects in material and workmanship and would perform in accordance with the project specifications. Georgia Gulf further alleges, however, that the project was defective as to its design, workmanship and/or materials and, as a result, failed to perform in accordance with the project specifications so as to constitute a breach of warranty and breach of contract by Andersen, resulting in damages to Georgia Gulf in excess of $10,000,000. The $10,000,000 figure is a modification of the former $3,000,000 claim as prayed for in Georgia Gulf's original complaint.

     Relying in part on allegations made in the related federal lawsuit filed by Andersen against the Nebraska Boiler Company, Georgia Gulf moved for partial summary judgment on the issue of liability. The district court granted Georgia Gulf's motion and rendered summary judgment in favor of Georgia Gulf on June 18, 1997, on the issue of liability only. On October 29, 1997, Andersen filed its original brief to the Court of Appeals for the First Circuit of Louisiana alleging that questions remain as to various affirmative defenses. Subsequent to the court's granting of summary judgment in its favor and after Andersen filed its notice of appeal, Georgia Gulf filed an amended complaint on October 15, 1997. In its amended complaint, Georgia Gulf increased the amount of damages it is seeking to include both past and future lost profits in the amount of $10,000,000 allegedly resulting from the shutdown of the boiler for repair work. In addition, Georgia Gulf has added Andersen's insurance carrier, Twin City Fire Insurance Company, as a defendant to this action.

     On September 25, 1998, the Court of Appeals reversed the trial court's grant of summary judgment in favor of Georgia Gulf. The ruling was based on the existence of genuine issues of fact which remain for a jury's resolution. The Louisiana Supreme Court has rejected Georgia Gulf's request for review of the Court of Appeals' ruling. Andersen filed its own motion for summary judgment on November 26, 2001, based upon a number of affirmative defenses raised in its answer. The hearing for Andersen's motion was scheduled for April 22, 2002, but opposing counsel did not appear due to illness. The hearing was rescheduled for June 17, 2002.

     There have been some efforts to resolve this matter through mediation. Both sides have initiated discovery to prepare the case for trial. At this point, the Company has not seen credible evidence supporting Georgia Gulf's claims for damages. At the earliest, this case would be set for trial in late summer of 2002. The Company believes that the final resolution of this matter will not result in a material adverse effect on the Company's financial statements or its operations.

The Company is involved in various additional litigation matters arising in the ordinary course of business. Management believes that the final resolution of these matters will not result in a material adverse effect on the Company's financial statements and its operations.

10.  New Accounting Announcements
     ----------------------------

     In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

     The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

                                      * * *

     The financial information included in this report has not been audited and should not be relied upon to the same extent as audited financial statements. The financial information included in this report reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Nevertheless, the results shown are for interim periods and are not necessarily indicative of results to be expected for the year.

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

Liquidity and Capital Resources:
-------------------------------

     Cash and cash equivalents of $2,091,783 at March 31, 2002 decreased $1,491,538 from the September 30, 2001 balance of $3,583,321. The decrease was primarily due to cash expenditures used to decrease trade payables by $2,351,363, and also because of an increase of $463,649 in inventories. In addition, estimated earnings in excess of billings on uncompleted contracts increased by $92,646. Net cash used by operating activities in the first six months of fiscal 2002 amounted to $1,527,965.

     Cash used for investing activities totaled $122,732. This amount represents capital expenditures primarily at Griffin and Montair.

     Cash provided by financing activities totaled $204,853. This amount includes borrowings by Griffin under its line of credit of $290,000 and repayment of long-term debt of $81,047.

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

     The Company has pending litigation, which is fully disclosed in Note 9 to the interim financial statements. The Company believes that the final resolution of these matters will not result in a material adverse effect on the Company's financial statements or its operations.

     In August 2001, the Company obtained $700,000 in financing from a U.S. bank, a $500,000 mortgage and a temporary line of credit of $200,000. The mortgage loan is payable in 34 equal installments of $10,300, including interest at the rate of prime plus 3/4% through July 2004. The $200,000 line of credit expires on August 21, 2002 and bears interest at the rate of prime plus 3/4%. No borrowings had been made under this new line of credit at March 31, 2002. The proceeds from the mortgage loan were used to pay off the loan due to another U.S. bank and for operating funds. The Company anticipates obtaining a permanent line of credit from its current bank during fiscal 2002.

     During the first six months of fiscal 2002, Griffin utilized $290,000 of its line of credit . At the present time, there are no indications that the Company will see an increase in orders at this operation in time to benefit its current year. It is possible that additional funds will have to be borrowed for this operation during the fiscal year. In addition, the Montair operation has recently experienced a decrease in incoming orders and this may have a negative impact on cash flow for the last two quarters. The Andersen backlog includes a number of projects that will not ship until fiscal 2003 and therefore will not contribute to the company's current year cash. Andersen continues to receive orders, but not at the rate of prior periods. It is anticipated that existing financing will meet the consolidated needs of the Company through the end of fiscal 2002. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company's ability to maintain projected operating levels and to meet certain obligations when they become due.

     As of March 31, 2002, the Company's equity in its Montair operation had decreased in value by $80,129 from September 30, 2001 as a result of a decrease in the foreign currency translation adjustment, reflecting a 4% increase in the U.S. Dollar against the Euro.

     Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

               Contractual Obligations and Commercial Commitments
                            (In Thousands of Dollars)

  ----------------------------------------------------------------------------------------------
                                    Payments Due By Period
  ----------------------------------------------------------------------------------------------

                                                  Less
   Contractual                                    Than 1       1 -3        4 -5      Over 5
   Obligations                       Total        Year         Years       Years     Years
  ----------------------------------------------------------------------------------------------
   Long-Term Debt *                 $ 1,231       $ 151        $ 585       $ 495          0
   Capital Lease Obligations              0           0            0           0          0
   Operating Leases                     277          90          180           7          0
   Unconditional Purchase
     Obligations                          0           0            0           0          0

* Mortgage Loans Secured by Real Estate.

Note: Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).

Commercial Commitments:
----------------------

(Off balance sheet obligations)

Outstanding bank guarantees for performance bonds on the Company's manufactured equipment amounted to $2.7 million. Expiration date: Less than one (1) year.

Notes: The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries and no related party transactions.

Results of Operations:
---------------------

Revenues.
--------

     Revenues for the first six months of fiscal 2002 were $12,869,521 compared with $14,429,338 for the first six months fiscal 2001, a decrease of $1,559,817 or 11%. For the first six months of fiscal 2002, Andersen reported an increase of $1.2 million over fiscal 2001 but this was offset by a $2.5 Million decline at Griffin. The reduction in revenues at the Griffin operation is attributed to the aftermath of September 11 and the slowdown in the manufacturing sector of the economy. Although Griffin has recently experienced an increase in inquiries, the Company does not anticipate a profitable contribution from this operation this fiscal year. The inquiry levels at Griffin for the first half of the fiscal year have been at record levels. However, delays and cancellations by customers due to economic uncertainty have prevented these inquiries from becoming orders. Griffin is actively bidding on a number of large and midsize jobs for which Griffin appears to be competitive, The contracts however, will not be awarded in time to make contributions to fiscal 2002. To date, Andersen and Montair have not encountered the negative economic impact that has affected the Griffin operation. However, Andersen and Montair have recently experienced a slowdown in inquiries, which potentially could have an adverse impact on the last two quarters of fiscal 2002. The companies continue to rely on the international marketplace for a large portion of their revenues. Foreign sales accounted for 37% of the revenues for the first six months of fiscal 2002. Many of the contracts at Andersen and Montair are longer-term than the Griffin projects due to the fact that the contracts may require several months of engineering before construction can begin. Each contract is different, and occasionally, manufacturing can be started almost immediately. For this reason, it is very difficult to project revenues at Andersen and Montair.

     For the second quarter of fiscal 2002 revenues were $6,207,683 compared with $6,648,067 in fiscal 2001 as a result of a decrease from fiscal 2001 revenues of approximately $600,000 at both Griffin and Montair. This decrease was partially offset by a $740,000 increase in revenues at Andersen. The same factors affecting the first six months also had a negative impact on the second quarter. In addition, the effects of the slowdown in incoming orders at Montair had a negative impact on revenues for the quarter.

     For fiscal 2001, revenues for the first six months increased $3,833,511 or 36% from fiscal 2000 and second quarter revenues increased $1,454,425 or 28% from the comparable period in fiscal 2000. The fiscal 2001 increase for the six months was the result of increases at all three operations, with Andersen accounting for 73% of the increase. The increase for the second quarter of fiscal 2001 was attributed to Andersen and Montair increases that were offset by a decline of $711,000 at Griffin as compared to the second quarter of fiscal 2000.

     Fiscal 2002 second quarter revenues of $6,207,683 were $454,155 less than the first quarter of fiscal 2002 and revenues were down at all three operations. This is primarily due to the current economic slowdown.

Cost of Sales
-------------

     For the first six months of fiscal 2002, cost of sales decreased $1,059,522 or 9% to $10,439,152 as compared to $11,498,674 for the first six months of fiscal 2001. Cost of sales for the second quarter of fiscal 2002, was $5,019,529 and for the second quarter of fiscal 2001, these costs were $5,209,796. For the first fiscal quarter of 2002 the costs were $5,419,623.

     The decrease in cost of sales is primarily due to the decrease in revenues in the current periods. Because of fewer sales, the Company was unable to efficiently schedule its workload and, as a result, did not absorb overheads as well as in prior periods.

     For fiscal 2001, cost of sales for the first six months increased $3,442,475 (43%) from the comparable period of fiscal 2000. The increase was due to a 36% increase in revenues and a decline of 4% in operating margin in fiscal 2001 from fiscal 2000. For the second quarter of fiscal 2001 cost of sales increased $1,421,908 (37%) from the comparable period of fiscal 2000, also as a result of increased revenues and lower margins.

Selling, General and Administrative Costs
-----------------------------------------

     Selling, general and administrative costs for the first six months of fiscal 2002 were $2,084,417 compared with $2,337,821 for the same period of fiscal 2001. These costs for the second quarter of fiscal 2002 were $1,076,533 and for the comparable period of fiscal 2001 they were $1,128,915. As a percentage of revenues these costs are comparable for the periods. In the first quarter of fiscal 2002, these costs were $1,007,884. Second quarter expenses are normally greater than other periods due to costs associated with the annual meeting and distribution of Annual Reports and Form 10-K.

     For fiscal 2001 selling, general and administrative costs for the first six months was $141,294 greater than the $2,196,527 reported for the first six months of fiscal 2000. Second quarter fiscal 2001 costs were $1,128,915 as compared to $1,120,447 in the comparable period of 2000. The fiscal 2001 increases over fiscal 2000 reflect increases in salaries, commissions, professional fees and royalties.

Interest and Other (Income) Expenses
------------------------------------

     Interest and other (income) expenses for the first six months of fiscal 2002 totaled $44,929 in expenses compared to $72,291 in expenses for the same period of fiscal 2001. For the second quarter of fiscal 2002, the net expenses were $28,032 compared to $52,999 for the second quarter of fiscal 2001 and $16,897 in the first quarter of fiscal 2002. The fiscal 2002 decrease from fiscal 2001 is attributed to lower interest rates in the current fiscal year.

     Interest and other (income) expenses for the first six months of fiscal 2001 totaled $72,291 in expenses compared to a credit of $10,316 for the comparable period of fiscal 2000. For the second quarter of 2001, interest and other expenses were $52,999 in expenses, compared to expenses of $6,609 for the second quarter of fiscal 2000. The negative impact for fiscal 2001 as compared to fiscal 2000 was attributed to a decrease in interest income and an increase in interest expense as a result of a decrease in available cash in fiscal 2001.

Taxes on Income
---------------

     The effective income tax rate for the periods are:

     First 6 months of 2002       -        39%
     First 6 months of 2001       -        37%
     Second quarter of 2002       -        41%
     Second quarter of 2001       -        36%
     First quarter of 2002        -        39%

Net Income
----------

     Net income for the first six months of fiscal 2002 was $182,123 or $0.10 per share (basic) and $0.09 per share (diluted) compared with $327,752 or $0.18 per share (basic) and $0.17 per share (diluted) for the first six months of fiscal 2001. For the second quarter of fiscal 2002, net income was $49,289 or $0.03 per share (basic) and $0.02 (diluted) compared to $163,957 or $0.09 per share (basic) and $0.08 per share (diluted) for the second quarter of fiscal 2001. The first quarter of fiscal 2002 resulted in net income of $132,834 or $0.07 per share (basic) and $0.06 per share (diluted). The decreases in fiscal 2002 are the result of the decrease in revenues for the period.

     The first six months of fiscal 2001, net income increased $115,635 over the $212,117 or $0.12 per share (basic) and $0.11 per share (diluted) for the first six months of fiscal 2000. This was primarily due to a 36% increase in revenues for fiscal 2001 over 2000. There was only a slight improvement in net income for the second quarter of fiscal 2001 over fiscal 2000 due to decreases at Griffin offsetting increases at the other operations.

Shares Outstanding
------------------

         The average shares and equivalent shares outstanding were:

                                               Basic           Diluted
         First six months of 2002            1,855,217        2,048,206
         First six months of 2001            1,839,225        1,978,019
         Second quarter of 2002              1,855,217        2,024,292
         Second quarter of 2001              1,839,429        1,978,223
         First quarter of 2002               1,855,217        2,064,180

Forward-Looking Statements
--------------------------

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

            Quantitative and Qualitative Disclosure About Market Risk
            ---------------------------------------------------------

     Foreign currency exchange rates have a potential impact on the Company due to the Montair operations being denominated in Euros. The acquisition of Montair by Andersen was in U.S. Dollars and any fluctuations in exchange rate are reflected in the balance sheet as foreign currency translation adjustment. The Montair operation utilizes its own cash flow to finance its projects and when borrowing is necessary, Montair has an overdraft line of credit with a Dutch bank. Almost all of Andersen and Griffin's contracts are denominated in U.S. Dollars. Both Andersen and Griffin utilize internally generated cash flow with very little short-term borrowing to finance projects.

     Interest is based on the prime rate for one mortgage note and for the Company's lines of credit. All other notes of the Company have fixed interest rates. The Company invests cash balances in excess of operation requirements in short-term instruments. The Company is not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. The Company believes the effect, if any, of reasonable possible near-term changes in interest rates or foreign currency exchange rates on the Company's financial position, results of operations and cash flows should not be material.

                      CROWN ANDERSEN INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION
                                -----------------

Item 4. Submission of Matters to a Vote of Security Holders


        (a) The Annual Meeting of Stockholders of the registrant was held on February 13, 2002. At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14 of the Exchange Act and all management nominees for the directors listed in the proxy statement were elected. There was no solicitation in opposition to management's nominees. In addition, the following proposal was approved:

                 The appointment of Grant Thornton, LLP as independent accountants of the Company for fiscal year ending September 30, 2002.

        (b) Audit and income tax return preparation fees to Grant Thornton, LLP, for fiscal 2001 were $61,500. Grant Thornton, LLP, provided no other services during fiscal 2001.


ITEM 5.     Other Information:
            ------------------

            The Company filed Form 10-K/A for the fiscal year ended September 30, 2001 incorporating the opinion of former independent auditors.

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            No reports on Form 8K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CROWN ANDERSEN INC.



Dated:  May 10, 2002             By: /s/ Jack D. Brady
        ------------                --------------------------------------
                                         Jack D. Brady
                                         Chairman of the Board
                                         (Duly Authorized Officer)


Dated:  May 10, 2002             By: /s/ Randall H. Morgan
        ------------                 -------------------------------------
                                         Randall H. Morgan
                                         Secretary and Treasurer
                                         (Principal Financial Officer)