Form 10-Q
period 2002-06-30
CROWN ANDERSEN INC
filed 2002-08-13
CIK 778808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2002 COMMISSION FILE NUMBER 0-14229

CROWN ANDERSEN INC.
(Exact name of registrant as specified in its charter)

DELAWARE	58-1653577
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

306 Dividend Drive, Peachtree City, Georgia 30269
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 486-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.   Yes ☒   No ☐

Class	Outstanding at June 30, 2002
Common Stock, $0.10 Par Value	1,857,669 Shares

CROWN ANDERSEN INC.

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	September 30, 2001
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$1,437,315	$3,583,321
Receivables:
Trade, less allowance of $246,200 and $266,791 for possible losses	3,858,835	4,708,468
Other	61,497	18,026
Costs and estimated earnings in excess of billings on uncompleted contracts	3,896,977	4,195,979
Inventories	3,440,305	3,036,091
Prepaid expenses	154,265	159,374
Current maturities of long-term receivable	256,650	256,650
Deferred income taxes	258,726	247,126

TOTAL CURRENT ASSETS	13,364,570	16,205,035
LONG-TERM RECEIVABLE, net of discount of $163,364	875,986	875,986
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,736,201	2,722,928
DEFERRED INCOME TAXES	543,323	543,323
PROPERTY AND EQUIPMENT HELD FOR SALE	1,990,000	1,990,000
GOODWILL, net of accumulated amortization of $213,923 and $168,923	670,000	715,000
OTHER ASSETS	149,867	149,867

TOTAL ASSETS	$20,329,947	$23,202,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$270,000	$—
Accounts payable	4,077,571	6,170,961
Accruals:
Income taxes	34,753	61,645
Compensation	287,174	611,512
Warranty	339,630	387,000
Miscellaneous	602,806	482,915
Billings on uncompleted contracts in excess of cost and estimated earnings	23,000	196,000
Current maturities of long-term debt	160,978	155,078
Deferred income taxes	108,621	387,321

TOTAL CURRENT LIABILITIES	5,904,533	8,452,432
LONG-TERM DEBT, less current maturities	1,026,508	1,161,565

TOTAL LIABILITIES	6,931,041	9,613,997

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,857,669	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 18,249 and 20,701 shares, at cost	(177,919)	(198,146)
Retained earnings	9,595,899	9,970,030
Foreign currency translation adjustment	(43,238)	(207,906)

TOTAL STOCKHOLDERS’ EQUITY	13,398,906	13,588,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	20,329,947	23,202,139

See accompanying Notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Contracts	$4,490,017	$5,765,905	$16,766,977	$19,243,274
Sales	421,112	443,436	1,013,673	1,395,405

	4,911,129	6,209,341	17,780,650	20,638,679

Cost of contracts and sales	4,745,333	4,952,573	15,184,485	16,451,247

GROSS PROFIT	165,796	1,256,768	2,596,165	4,187,432

Selling, general and administrative	993,467	913,839	3,077,884	3,251,660
Interest and other	35,783	37,722	80,712	110,013

	1,029,250	951,561	3,158,596	3,361,673

Income (loss) from operations before taxes on income	(863,454)	305,207	(562,431)	825,759
TAXES (TAX BENEFIT) ON INCOME/LOSS	(307,200)	120,500	(188,300)	313,300

NET INCOME (LOSS)	$(556,254)	$184,707	$(374,131)	$512,459

AVERAGE NUMBER OF SHARES—BASIC	1,856,443	1,847,323	1,855,626	1,841,925
AVERAGE NUMBER OF SHARES—DILUTED	1,856,443	2,001,301	1,855,626	1,995,903
EARNINGS (LOSS) PER SHARE:
BASIC	$(0.30)	$0.10	$(0.20)	$0.28
DILUTED	$(0.30)	$0.09	$(0.20)	$0.26

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(556,254)	$184,707	$(374,131)	$512,459
Other Comprehensive Income
Foreign Currency Translation Adjustment	244,797	(55,396)	164,668	(64,116)

COMPREHENSIVE INCOME (LOSS)	$(311,457)	$129,311	$(209,463)	$448,343

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(374,131)	$512,459
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	—	19,529
Depreciation and amortization	246,431	237,108
Deferred income taxes	(290,300)	137,297
Change in operating assets and liabilities:
Trade and long-term receivables	893,081	178,623
Costs and estimated earnings in excess of billings on uncompleted contracts	299,002	(2,549,316)
Inventories	(312,996)	(1,051,421)
Prepaid expenses	7,073	9,811
Accounts payable	(2,201,618)	2,094,993
Accrued expenses	(300,597)	112,705
Billings on uncompleted contracts in excess of costs and estimated earnings	(173,000)	550,583
Other	(13,351)	—

Cash provided by (used in) operating activities	(2,220,406)	252,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of long-term receivable	—	144,000
Capital expenditures	(166,725)	(197,915)

Cash provided by (used in) investing activities	(166,725)	(53,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	270,000	(250,000)
Payments on notes payable	5,900	—
Repayment of long-term debt	(135,057)	(285,328)
Issuance of treasury stock	20,227	45,000

Cash provided by (used in) financing activities	161,070	(490,328)

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	80,055	(53,702)

CASH AND CASH EQUIVALENTS:
Net decrease during the period	(2,146,006)	(345,574)
Balance at beginning of the period	3,583,321	2,504,982

BALANCE AT END OF PERIOD	$1,437,315	$2,159,408

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

1.      Condensed footnotes:

As contemplated by the Securities and Exchange Commission instructions to Form 10-Q, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.’s annual financial statements set forth in its Form 10-K for the year ended September 30, 2001.

2.      Earnings per share:

Earnings per share is computed based on the weighted average number of common shares, common stock options and warrants (using the treasury stock method) in accordance with FAS 128 “Earnings Per Share.”

3.      Stock options and warrants:

As of June 30, 2002, options to purchase 263,296 shares at an average price of $4.59 were outstanding under the Company’s stock option plan.

The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share. Of the total 300,000 warrants outstanding, only 190,000 were vested as of June 30, 2002.

4.      Revenue recognition:

Revenues from contracts are reported on the percentage-of-completion method. Under this method, the percentage of contract revenue to be recognized currently is based on the ratio of costs incurred to date to total estimated contract costs, after giving effect to the most recent estimate of costs to complete. Revenues other than contracts are recorded when the product is shipped or the service is rendered to the customers. In general, Company equipment is warranted for eighteen months after delivery or twelve months after first operation, whichever is shorter. Using prior history for specific product line or types of systems, a warranty accrual is established either as a percentage of revenues for operations where the product mix is consistent or a specific warranty reserve may be established for project types where either higher or lower than normal warranty costs have historically been experienced. The warranty provision is adjusted based on costs incurred during the period.

5.      Inventories:

Inventories were $3,440,305 and $3,036,091 as of June 30, 2002 and September 30, 2001. Included in inventories at June 30, 2002 is approximately $870,000 related to incineration equipment purchased from a former competitor, work in process of $1,565,687 and component parts and raw material of $993,819. Inventory at September 30, 2001 consisted of $870,000 for incineration equipment, work in process of $1,237,913 and component parts and raw material of $928,178.

6.      Long-term receivable:

On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company was to receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of June 30, 2002. The note has been guaranteed by the customer’s parent company. Under terms of the agreement, the customer agreed to cancel a performance bond of $1,036,000 which was previously guaranteed under a letter of credit with a bank. The Company received the first three scheduled payments through April 1, 2001. During the period April 1, 2001 through September 30, 2001, the customer and the Company agreed on a selection of equipment to meet performance standards established in the Settlement agreement. As per the Agreement, the cost of this equipment was to be equally absorbed by the customer and the Company. The customer indicated until September 2001 that the October 2001 payment would be made as scheduled. When payment was not received as scheduled, Andersen advised the customer that it was in default of the Settlement Agreement and after several unsuccessful attempts to resolve the matter, Andersen filed for arbitration in accordance with the Settlement Agreement. An arbitrator has been appointed and both parties submitted claims and counterclaims by May 15, 2002. The actual arbitration is expected to proceed in the fall of 2002. It is management’s opinion that Andersen will be successful in arbitration and will receive the amounts due on this payment sometime during fiscal 2002.

7.      Property and equipment held for sale:

On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer’s default during 1994, the Company terminated the lease, repossessed the equipment, reclassified the asset as equipment held for sale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser to review the carrying value of this unit on a periodic basis. During fiscal year 1998, the carrying value of the equipment was reduced to $490,000.

During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one-year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company’s June 30, 2002 balance sheet includes these assets as property and equipment held for sale.” The $670,000 note was paid in May 1999.

8.      Segment information:

The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company’s geographic segments of its operations is set forth below.

	Nine Months Ended June 30,
	2002	2001	2000
	(In Thousands)
Revenues:
U.S. operations
Domestic	$10,589	$15,659	$12,211
Export	3,970	828	789
The Netherlands operation	3,222	4,152	3,311

Total	$17,781	$20,639	$16,311

Income (loss) before taxes:
U.S. operations	$(637)	$536	$(121)
The Netherlands operation	75	290	237

	$(562)	$826	$116

Identifiable assets:
U.S. operations	$17,065	$19,624	$18,002
The Netherlands operation	3,265	3,536	3,080

	$20,330	$23,160	$21,082

Information regarding the Company’s industry segments of its operations is set forth below:

	Nine Months Ended June 30,
	2002			2001			2000
	(In Thousands)
	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total

Revenues from customers	15,206	2,575	17,781	15,091	5,548	20,639	10,166	6,145	16,311
Intersegment revenues	—	128	128	—	25	25	—	10	10
Depreciation and amortization	328	73	401	175	62	237	182	67	249
Segment pre-tax income (loss)	(42,549)	(519,882)	(562,431)	505	321	826	(342)	458	116
Segment assets	18,136	2,194	20,330	19,700	3,460	23,160	17,355	3,729	21,084
Expenditures for segment
Assets	320	50	370	134	64	198	77	187	264

9.      Commitments and contingencies:

There are no significant changes to the information discussed in the Company’s annual report on Form 10K for the year ended September 30, 2001.

The Company has the following pending or threatened litigation and unasserted claims or assessments pending as of June 30, 2002:

Georgia Gulf Corporation v. Andersen 2000 Inc.    On October 16, 1996, Georgia Gulf Corporation (“Georgia Gulf”) filed suit against Andersen alleging that Andersen has violated a contractual agreement by and between the parties, dated on or about November 9, 1990, pursuant to which Andersen agreed to design, supply, and install a natural gas and hazardous liquid waste fired boiler at the Georgia Gulf plant in Plaquemine, Louisiana. Georgia Gulf alleges that Andersen warranted that the project would be free from defects in material and workmanship and would perform in accordance with the project specifications. Georgia Gulf further alleges, however, that the project was defective as to its design, workmanship and/or materials and, as a result, failed to perform in accordance with the project specifications so as to constitute a breach of warranty and breach of contract by Andersen, resulting in damages to Georgia Gulf in excess of $10,000,000. The $10,000,000 figure is a modification of the former $3,000,000 claim as prayed for in Georgia Gulf’s original complaint.

Relying in part on allegations made in the related federal lawsuit filed by Andersen against the Nebraska Boiler Company, Georgia Gulf moved for partial summary judgment on the issue of liability. The district court granted Georgia Gulf’s motion and rendered summary judgment in favor of Georgia Gulf on June 18, 1997, on the issue of liability only. On October 29, 1997, Andersen filed its original brief to the Court of Appeals for the First Circuit of Louisiana alleging that questions remain as to various affirmative defenses. Subsequent to the court’s granting of summary judgment in its favor and after Andersen filed its notice of appeal, Georgia Gulf filed an amended complaint on October 15, 1997. In its amended complaint, Georgia Gulf increased the amount of damages it is seeking to include both past and future lost profits in the amount of $10,000,000 allegedly resulting from the shutdown of the boiler for repair work. In addition, Georgia Gulf has added Andersen’s insurance carrier, Twin City Fire Insurance Company, as a defendant to this action.

On September 25, 1998, the Court of Appeals reversed the trial court’s grant of summary judgment in favor of Georgia Gulf. The ruling was based on the existence of genuine issues of fact which remain for a jury’s resolution. The Louisiana Supreme Court has rejected Georgia Gulf’s request for review of the Court of Appeals’ ruling. Andersen filed its own motion for summary judgment on November 26, 2001, based upon a number of affirmative defenses raised in its answer. The hearing for Andersen’s motion was scheduled for April 22, 2002, but opposing counsel did not appear due to illness. The hearing was rescheduled for September 2002.

There have been some efforts to resolve this matter through mediation. Both sides have initiated discovery to prepare the case for trial. At this point, the Company has not seen credible evidence supporting Georgia Gulf’s claims for damages. At the earliest, this case would be set for trial in the fall of 2002. The Company believes that the final resolution of this matter will not result in a material adverse effect on the Company’s financial statements or its operations.

The Company is involved in various additional litigation matters arising in the ordinary course of business. Management believes that the final resolution of these matters will not result in a material adverse effect on the Company’s financial statements and its operations.

10.      New Accounting Announcements

In April 2002, the FASB issued SFAS No. 145. This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, and Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement #13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe SFAS 145 will have a material effect on its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associates with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe SFAS 146 will have a material effect on its financial statements.

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

CROWN ANDERSEN INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction:

Crown Andersen Inc. (Crown Andersen or the Company) is a publicly traded holding company for Andersen 2000 Inc. (Andersen) and Griffin Environmental Company, Inc. (Griffin). Through Andersen, the Company owns all of the outstanding stock of Montair Andersen bv (Montair). The Company is engaged exclusively in the pollution control, product recovery, and waste processing equipment businesses.

The manufacturing industry slowdown which occurred in the United States following September 11, 2001 has resulted in an enormous slowdown in incoming orders for dust collection equipment and a somewhat smaller, but significant, reduction in incoming orders for incinerators and air pollution control systems domestically. The Griffin operation in Syracuse, New York has seen revenue levels drop to less than half what they were at the comparable time in fiscal year 2001. The Andersen operation in the incinerator and air pollution control business has also experienced a significant domestic order downturn but has been successful in replacing much of this business with business from Asia. Unfortunately, profit margins on any orders received are lower than for the comparable period in fiscal year 2001 for several reasons. At Griffin, price cutting in the dust collection business has become rampant while the entire industry tries to compensate for the huge downturn in orders. This means the projects are bid at substantially lower margins than they were bid at during fiscal 2001. The combination of lower gross margins and the need to maintain competent staffing (which results in significant fixed costs) has resulted in the Griffin operation being unprofitable during the first three quarters. However, had the low margin projects not been secured, the loss would have been even greater. At Andersen several major projects have been slowed down in scheduling by the customer because the customer is experiencing a similar business slowdown and is trying to stretch out the cash flow for new equipment and new systems. This invariably results in higher costs and lower margins to Andersen. Andersen is currently executing three incinerator projects where profit margins have dropped significantly because of cost and schedule overruns, primarily in engineering and design. The Montair operation in Holland is operating without any significant backlog but has been successful in securing orders and processing them quickly to minimize losses there. Even so, the Montair operation reported a very small loss for the third fiscal quarter.

The Andersen operation is extremely active in Asia and in the Middle East and there are several large projects currently quoted where Andersen expects to receive orders in the fourth fiscal quarter. If such orders are received, then Andersen’s revenues in the fourth fiscal quarter can improve somewhat and the profitability may improve. It is doubtful, however, that fourth quarter profitability can overcome the cumulative loss at the end of the third quarter.

Liquidity and Capital Resources:

Cash and cash equivalents of $1,437,315 at June 30, 2002 decreased $2,146,006 from the September 30, 2001 balance of $3,583,321. The decrease was primarily due to cash expenditures used to decrease trade payables by $2,201,618, and also because of an increase of $312,996 in inventories. This was partially offset by a $893,081 decrease in trade receivables. Net cash used by operating activities in the first nine months of fiscal 2002 amounted to $2,220,406.

Cash used for investing activities totaled $166,725 This amount represents capital expenditures primarily at Montair.

Cash provided by financing activities totaled $161,070. This amount includes borrowings by Griffin under its line of credit of $270,000 and repayment of long-term debt of $135,057.

As disclosed in Note 7 to the interim financial statements, during 1994 the Company repossessed certain equipment under a lease arrangement. The Company reduced the carrying value of this asset to $490,000 as of September 30, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company has active negotiations underway for the sale of this equipment. It is anticipated that this equipment will be sold in fiscal 2002 or in early fiscal 2003.

The Company has pending litigation, which is fully disclosed in Note 9 to the interim financial statements. The Company believes that the final resolution of these matters will not result in a material adverse effect on the Company’s financial statements or its operations.

In August 2001, the Company obtained $700,000 in financing from a U.S. bank, a $500,000 mortgage and a temporary line of credit of $200,000. The mortgage loan is payable in 34 equal installments of $10,300, including interest at the rate of prime plus 3/4% through July 2004. The $200,000 line of credit expires on August 21, 2002 and bears interest at the rate of prime plus 3/4%. No borrowings had been made under this new line of credit at June 30, 2002. The proceeds from the mortgage loan were used to pay off the loan due to another U.S. bank and for operating funds. The Company anticipates obtaining a permanent line of credit from its current bank during fiscal 2002 or early fiscal 2003.

During the first nine months of fiscal 2002. Griffin utilized $270,000 of its line of credit. At present time, there are no indications that the Company will see an increase in orders at this operation in time to benefit its current year. It is possible that additional funds will have to be borrowed for this operation during the fiscal year. In addition, the Montair operation has recently experienced a decrease in incoming orders and this may have a negative impact on cash flow for the last quarter. The Andersen backlog includes a number of projects that will not ship until fiscal 2003 and therefore will not contribute to the company’s current year cash. Andersen continues to receive orders, but not at the rate of prior periods. It is anticipated that existing financing will meet the consolidated needs of the Company through the end of fiscal 2002. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company’s ability to maintain projected operating levels and to meet certain obligations when they become due.

As of June 30, 2002, the Company’s equity in its Montair operation had decreased in value by $164,668 from September 30, 2001 as a result of a decrease in the foreign currency translation adjustment, reflecting a 7% decrease in the U.S. Dollar against the Euro.

Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments
(In Thousands of Dollars)

Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Long-Term Debt *	$1,187	$161	$585	$441	0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	260	90	170	0	0
Unconditional Purchase Obligations	0	0	0	0	0

* Mortgage Loans Secured by Real Estate.

Note: Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).

Commercial Commitments:

(Off balance sheet obligations)

Outstanding bank guarantees for performance bonds on Company’s manufactured equipment amounted to $2.8 million. Expiration date: Less than one (1) year.

Notes: The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries and no related party transactions.

Results of Operations:

Revenues.

Revenues for the first nine months of fiscal 2002 were $17,780,650 compared with $20,638,679 for the first nine months of fiscal 2001, a decrease of $2,858,029 or 14%. For the first nine months of fiscal 2002, Andersen reported an increase of $1.2 million over fiscal 2001 but this was offset by a decline of $3.0 million at Griffin and $930,000 at Montair. The reduction in revenues at Griffin is attributed to the aftermath of September 11 and the slowdown in the manufacturing sector of the economy. Montair is also experiencing a slowdown in the European markets that has resulted in reduced inquiries and orders for the operation.

For the third quarter of fiscal 2002 revenues were $4,911,129 compared with $6,209,341 in fiscal 2001. This $1,298,212 decrease in consolidated revenues is the result of decreased revenues at all three operations for the quarter. The decreases were $681,000 for Montair, $540,000 at Griffin and $76,000 at Andersen.

All companies are actively bidding on a number of large and midsize jobs for which they appear to be competitive, but it is doubtful that any of these contracts will be awarded in time to make a major contribution to the current fiscal year. The company continues to rely on the international marketplace for a large portion of its revenue. Foreign sales accounted for 40% of the revenues for the first nine months of fiscal 2002. Most of the contracts at Andersen and Montair are longer-term than the Griffin contracts due to the fact the contracts may require several months engineering before construction can begin. However, each contract is different, and in some cases, manufacturing can be started almost immediately. This makes it even more difficult to forecast revenues at Andersen and Montair.

For fiscal 2001, revenues for the first nine months increased $4,327,409 or 26% from fiscal 2000 and third quarter revenues increased $493,898 or 9% from the comparable period in fiscal 2000. The fiscal 2001 increase for the nine months was primarily the result of increases at Andersen. The increase for the third quarter of fiscal 2001 was attributed to Andersen and Montair increases that were offset by a decline of $664,700 at Griffin as compared to the third quarter of fiscal 2000.

The almost $3 million reduction in revenues at the end of the third quarter of fiscal 2002, compared with fiscal year 2001, includes an approximate $2 million revenue reduction at Griffin for dust collectors and $1 million at Andersen for incinerators and air pollution control systems. This is an indication of the dramatic slowdown in manufacturing industries throughout the United States after September 11, 2001. Incoming order rates for dust collector manufacturers, such as Griffin, have dropped to levels for all manufacturers which are well below the lowest incoming order rates experienced in the last 20 years. Manufacturing industries which use dust collectors and manufacturing industries which use other types of air pollution control equipment are experiencing huge slowdowns in their businesses and they thus add little or no new equipment or plants. Summer months are construction months in the United States and equipment which is going to be installed is purchased before the summer months. Orders were few and far between prior to the summer and they continue extremely slow. In the incinerator and air pollution control business, the only significant orders are outside the United States and they are highly competitive, rather slow in developing from the proposal stage to the order stage, and unpredictable with regard to timing. Both the Andersen and Griffin operations have record or near record levels of outstanding proposals for potential orders but the timing of those orders and the probability of receiving those orders simply cannot be predicted.

Cost of Sales:

For the first nine months of fiscal 2002, cost of sales decreased $1,266,762 or 8% to $15,184,485 as compared to $16,451,247 for the first nine months of fiscal 2001. Cost of sales for the third quarter of fiscal 2002, was $4,745,333 and for the third quarter of fiscal 2001, these costs were $4,952,573. For the second fiscal quarter of 2002 the costs were $5,019,529.

The decrease in cost of sales in fiscal 2002 was less than the revenue decrease due to several factors. During the third quarter, Andersen encountered cost overruns on several projects and problems associated with installation and start-up on a few jobs. These costs were not anticipated and as a result Andersen was over budget on these projects. Due to lower revenues at all operations, the Company was unable to efficiently schedule its workload and, as a result, did not absorb overheads as well as in prior periods.

For fiscal 2001, cost of sales for the first nine months increased $3,432,002 (26%) from the comparable period of fiscal 2000. The increase was due to a 26% increase in revenues. For the third quarter of fiscal 2001 cost of sales decreased $10,473 (9%) from the comparable period of fiscal 2000 despite a revenue increase of 9%.

Gross margins on revenues in fiscal 2002 are substantially lower than for the comparable period in fiscal 2001. There are two reasons for the higher cost of sales relative to revenue levels. First, the dust collector business becomes extremely competitive when orders are scarce. The entire industry is currently engaging in price-cutting to secure orders to keep shops open. This results in a higher cost of sales relative to revenues and a significant margin reduction. At Andersen, although projects were bid at normal margins, several customers have slowed down production on their system and equipment orders because they too have experienced significant business slowdowns. When schedules on fixed cost projects are extended, costs invariably increase without compensating revenues. Engineering activities become inefficient because time pressures are reduced. Unapplied hours increase and overall productivity drops. The net effect is significant cost increases without compensating revenue changes. Again, cost of sales relative to revenue levels increases and margins decrease significantly. Andersen has three such projects totaling almost $10 Million in total revenues which have experienced significant slowdowns and thus significant cost overruns.

Selling, General and Administrative Costs:

Selling, general and administrative costs for the first nine months of fiscal 2002 were $3,077,884 compared with $3,251,660 for the same period of fiscal 2001. These costs for the third quarter of fiscal 2002 were $993,467 and for the comparable period of fiscal 2001 they were $913,839. As a percentage of revenues these costs are comparable for the periods. In the second quarter of fiscal 2002, these costs were $1,076,533. Second quarter expenses are normally greater than other periods due to costs associated with the annual meeting and distribution of Annual Reports and Form 10-K.

For fiscal 2001 selling, general and administrative costs for the first nine months was $14,128 greater than the $3,237,532 reported for the first nine months of fiscal 2000. Third quarter fiscal 2001 costs were $913,839 as compared to $1,040,005 in the comparable period of 2000. For the nine-month period, the fiscal 2001 increases over fiscal 2000 reflect increases in salaries, which were offset by decreases in commissions and professional fees. For the third quarter of fiscal 2001 these expenses decreased $127,166 from the comparable period in fiscal 2000 due to decreases in salaries, professional fees and commission expense.

All three operations have reduced SG&A costs to an absolute minimum level to retain the ability to continue to conduct business and to react to any new inquiries and orders which can be generated. Unfortunately, without adequate revenues to absorb these costs, SG&A costs as a percentage of revenue, increase because there is a fixed level below which business simply could not be conducted. The Griffin operation in particular has had such a large reduction in revenues from fiscal 2001 that its fixed costs simply cannot be adjusted to an adequate level to enable full burden absorption. The Montair operation has also reduced its costs to the absolute minimum level and revenues are not sufficient to fully absorb the overheads. Andersen revenue levels have remained high enough to fully absorb the SG&A costs, but with margins already reduced by the high costs of sales, there is inadequate gross profit to result in a net profit after SG&A.

Interest and Other (Income) Expenses:

Interest and other (income) expenses for the first nine months of fiscal 2002 totaled $80,712 in expenses compared to $110,013 in expenses for the same period of fiscal 2001. For the third quarter of fiscal 2002, the net expenses were $35,783 compared to $37,722 for the third quarter of fiscal 2001 and $28,032 in the second quarter of fiscal 2002. The fiscal 2002 decrease from fiscal 2001 is attributed to lower interest rates in the current fiscal year.

Interest and other (income) expenses for the first nine months of fiscal 2001 totaled $110,013 in expenses compared to a credit of $61,613 for the comparable period of fiscal 2000. For the third quarter of 2001, interest and other expenses were $37,722 in expenses compared to income of $51,927 for the third quarter of fiscal 2000. The negative impact for fiscal 2001 as compared to fiscal 2000 was attributed to a decrease in interest income and an increase in interest expense as a result of a decrease in available cash in fiscal 2001.

Taxes (Tax Benefit) on Income

The effective income tax rate for the periods are:

First 9 months of 2002             -             (33)%
First 9 months of 2001             -              38%
Third quarter of 2002                             (36)%
Third quarter of 2001                               40%
Second quarter of 2002             -              41%

Net Income

Net income (loss) for the first nine months of fiscal 2002 was $(374,131) or $(0.20) per share (basic and diluted) compared with $512,459 or $0.28 per share (basic) and $0.26 per share (diluted) for the first nine months of fiscal 2001. For the third quarter of fiscal 2002, net income (loss) was $(556,254) or $(0.30) per share (basic and diluted) compared to $184,707 or $0.10 per share (basic) and $0.09 per share (diluted) for the third quarter of fiscal 2001. The second quarter fiscal 2002 resulted in net income of $49,289 or $0.03 per share (basic) and $0.02 per share (diluted). The decreases in fiscal 2002 are the result of the decrease in revenues for the period.

The first nine months of fiscal 2001, net income increased $449,153, over the $63,305 or $0.03 per share (basic) and (diluted) for the first nine months of fiscal 2000. This was primarily due to a 26% increase in revenues for fiscal 2001 over 2000.

Through a combination of revenues, lower margins on revenues, and fixed costs for SG&A, all three operations reported a loss for the third fiscal quarter. The cumulative loss for the third fiscal quarter was greater than the earnings reported through the first six months and thus, net income went negative for the entire company. The Andersen operation has sufficient backlog with sufficient profitability to return the entire company to profitability within the next two quarters. If the post-September 11, 2001 slowdown continues, however, then there will need to be further cuts in employment and in expenses to return to even a breakeven level. The Griffin operation will not return to profitability until there is a significant increase in orders generated for the entire dust collector industry in the United States. That upturn will be entirely dependent upon the overall U.S. economy. We simply are not in a position to predict when that might occur.

Shares Outstanding

The average shares and equivalent shares outstanding were:

	Basic	Diluted
First nine months of 2002	$1,855,626	$1,976,574
First nine months of 2001	$1,841,925	$1,995,903
Third quarter of 2002	$1,856,443	$1,977,391
Third quarter of 2001	$1,847,323	$2,001,301
Second quarter of 2002	$1,855,217	$2,024,292

Forward-Looking Statements.

Certain forward-looking statements are made in this Management’s Discussion and Analysis. The Company’s results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management’s current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors. Such factors include, but are not limited to, changes in the regulatory environment, general conditions in the environmental industry, the Company’s competitive position, and economic conditions in international markets.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Foreign currency exchange rates have a potential impact on the Company due to the Montair operations being denominated in Euros. The acquisition of Montair by Andersen was in U.S. Dollars and any fluctuations in exchange rate is reflected in the balance sheet as foreign currency translation adjustment. The Montair operation utilizes its own cash flow to finance its projects and when borrowing is necessary, Montair has an overdraft line of credit with a Dutch bank. Almost all of Andersen and Griffin’s contracts are denominated in U.S. Dollars. Both Andersen and Griffin utilize internally generated cash flow with very little short-term borrowing to finance its projects.

Interest is based on the prime rate for one mortgage note and for the Company’s lines of credit. All other notes of the Company have fixed interest rates. The Company invests cash balances in excess of operation requirements in short-term instruments. The Company is not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. The Company believes the effect, if any, of reasonable possible near-term changes in interest rates or foreign currency exchange rates on the Company’s financial position, results of operations and cash flows should not be material.

CROWN ANDERSEN INC. AND SUBSIDIARIES

Exhibit A

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
REQUIRED BY THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Crown Andersen Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jack D. Brady, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2002	/s/ Jack D. Brady Chief Executive Office

CERTIFICATION OF CHIEF FINANCIAL OFFICER
REQUIRED BY THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Crown Andersen Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Randall H. Morgan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2002	/s/ Randall H. Morgan Chief Financial Officer

PART II

OTHER INFORMATION

Item 4.    Exhibits and Reports on Form 8-K

No reports on Form 8K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2002	CROWN ANDERSEN INC. By: /s/ Jack D. Brady Chairman of the Board (Duly Authorized Officer)

Dated: August 12, 2002	By: /s/ Randall H. Morgan Randall H. Morgan Secretary and Treasurer (Principal Financial Officer)