Form 10-Q/A
period 2001-12-31
CROWN ANDERSEN INC
filed 2002-12-30
CIK 778808

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

Class	Outstanding at December 31, 2001
Common Stock, $0.10 Par Value	1,855,217 shares

Crown Andersen, Inc. and subsidiaries (the “Company”) is filing this Amendment on Form 10Q-A to revise Part 1, Item 1, Financial Statements and Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Form 10-Q for the quarter ended December 31,2001 (the “Original 10-Q”). The Form 10-Q is being amended due to inadvertent accounting errors related to contract accounting for the first quarter at the Company’s operation in The Netherlands. These errors resulted in the incorrect reporting of approximately $660,000 in profit for the Company.

CROWN ANDERSEN INC.

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2001
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$1,549,374	$3,583,321
Receivables:
Trade, less allowance of $282,500 and $266,791 for possible losses	4,914,453	4,708,468
Other	20,778	18,026
Refundable income taxes	270,576	—
Costs and estimated earnings in excess of billings on uncompleted contracts	4,774,174	4,195,979
Inventories	2,669,124	3,036,091
Prepaid expenses	149,472	159,374
Current maturities of long-term receivable	256,650	256,650
Deferred income taxes	247,126	247,126

TOTAL CURRENT ASSETS	14,851,727	16,205,035

LONG-TERM RECEIVABLE, net of discount of $163,364	875,986	875,986
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,759,278	2,722,928
DEFERRED INCOME TAXES	543,323	543,323
PROPERTY AND EQUIPMENT HELD FOR SALE	1,990,000	1,990,000
GOODWILL, net of accumulated amortization of $183,923 and $168,923	700,000	715,000
OTHER ASSETS	149,867	149,867

TOTAL ASSETS	$21,870,181	$23,202,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$270,000	$—
Accounts payable	5,043,049	6,170,961
Accruals:
Income taxes	84,787	61,645
Compensation	563,181	611,512
Warranty	376,700	387,000
Miscellaneous	456,491	482,915
Billings on uncompleted contracts in excess of cost and estimated earnings	95,000	196,000
Current maturities of long-term debt	155,078	155,078
Deferred income taxes	387,321	387,321

TOTAL CURRENT LIABILITIES	7,431,607	8,452,432
LONG-TERM DEBT, less current maturities	1,119,621	1,161,565

TOTAL LIABILITIES	8,551,228	9,613,997

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,855,217	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 20,701 shares, at cost	(198,146)	(198,146)
Retained earnings	9,649,844	9,970,030
Foreign currency translation adjustment	(156,909)	(207,906)

TOTAL STOCKHOLDERS’ EQUITY	13,318,953	13,588,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,870,181	$23,202,139

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended December 31,
	2001	2000
REVENUES:
Contracts	$5,605,311	$7,293,269
Sales	360,553	488,002
Other	—	—

	5,965,864	7,781,271

Cost of contracts and sales	5,417,906	6,288,878

GROSS PROFIT	547,958	1,492,393

Selling, general and administrative	1,009,547	1,208,906
Interest and other	16,897	19,292

	1,026,444	1,228,198

Income (loss) from operations before taxes on income	(478,486)	264,195

TAXES ON INCOME	(158,300)	100,400

NET INCOME (LOSS)	$(320,186)	$163,795

AVERAGE NUMBER OF SHARES—BASIC	1,855,217	1,838,886
AVERAGE NUMBER OF SHARES—DILUTED	1,855,217	1,838,886

EARNINGS PER SHARE:
BASIC	$(0.17)	$0.09
DILUTED	$(0.17)	$0.09

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

	For The Three Months Ended December 31,
	2001	2000
Net income (loss)	$(320,186)	$163,795
Other Comprehensive Income Foreign Currency Translation Adjustment	50,997	112,609

COMPREHENSIVE INCOME (LOSS)	$(269,189)	$276,404

See accompanying notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For The Three Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(320,186)	$163,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,214	74,915
Deferred income taxes	—	24,878
Change in operating assets and liabilities:
Trade and long-term receivables	(167,652)	93,893
Refundable income taxes	(270,645)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(578,195)	(1,699,445)
Inventories	411,215	173,341
Prepaid expenses	10,855	(1,141)
Accounts payable	(1,216,311)	1,058,256
Accrued expenses	(72,487)	235,257
Billings on uncompleted contracts in excess of costs and estimated earnings	(101,000)	(57,545)
Other	—	46,667

Cash provided by (used in) operating activities	(2,223,192)	112,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of long-term receivable	—	—
Capital expenditures	(79,374)	(52,491)

Cash provided by (used in) investing activities	(79,374)	(52,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	270,000	(190,000)
Repayment of long-term debt	(41,944)	(78,256)
Issuance of treasury stock	—	—

Cash provided by (used in) financing activities	228,056	(268,256)

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	40,562	18,032

CASH AND CASH EQUIVALENTS:
Net increase (decrease) during the period	(2,033,948)	(189,844)
Balance at beginning of the period	3,583,321	2,504,982

BALANCE AT END OF PERIOD	$1,549,373	$2,315,138

See accompanying Notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION

1.	Condensed footnotes:

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

As of December 31, 2001, options to purchase 258,751 shares at an average price of $4.37 were outstanding under the Company’s stock option plan.

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

Inventories were $2,669,124 and $3,036,091 as of December 31, 2001 and September 30, 2001. Included in inventories is approximately $870,000 related to incineration equipment purchased from a former competitor.

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

During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company’s December 31, 2001 balance sheet includes these assets as property and equipment held for sale.” The $670,000 note was paid in May 1999.

8.	Segment information:

The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company’s geographic segments of its operations is set forth below.

	Three Months Ended December 31,
	2001	2000
	(In Thousands)
Revenues:
U.S. operations
Domestic	$4,539	$6,748
Export	856	96
The Netherlands operation	571	937

Total	$5,966	$7,781

Income (Loss) before taxes:
U.S. operations	$153	$189
The Netherlands operation	(631)	75

	$(478)	$264

Identifiable assets:
U.S. operations	$19,143	$18,825
The Netherlands operation	2,727	2,999

	$21,870	$21,824

Information regarding the Company’s industry segments of its operations is set forth below.

	Three Months Ended December 31,
	2001			2000
	(In Thousands)

	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total
Revenues from customers	5,060	906	5,966	5,003	2,778	7,781
Intersegment revenues	—	—	—	—	31	31

Depreciation and amortization	58	23	81	55	20	75

Segmement pretax income (loss)	(387)	(91)	(478)	113	151	264

Segment assets	18,951	2,919	21,870	18,377	3,447	21,824

Expenditures for segment assets	39	40	79	48	4	52

9.	Commitments and contingencies:

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

Liquidity and Capital Resources:

Cash and cash equivalents of $1,549,374 at December 31, 2001 decreased $2,033,947 from the September 30, 2001 balance of $3,583,321. The decrease was primarily due to the operating loss, decrease in trade payables of $1,216,311 an increase of $411,215 in inventories and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $578,195. Net cash used by operating activities in the first quarter of fiscal 2002 amounted to $2,223,191.

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

The Company’s cash flow projections for fiscal 2002 indicate that it will generate sufficient funds to finance operations internally. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company’s ability to maintain projected operating levels and to meet certain obligations when they become due, or to grow from 2001 operating levels.

As of December 31, 2001, the Company’s equity in its Montair operation had increased in value by $78,554 from September 30, 2001 as a result of an increase in the foreign currency translation adjustment, reflecting a 4% decrease in the U.S. dollar against the Euro.

Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments
(In Thousands of Dollars)

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	4 –5 Years	Over 5 Years

Long-Term Debt *	$1,275	$155	$585	$535	0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	300	90	180	30	0
Unconditional Purchase Obligations	0	0	0	0	0

*	Mortgage Loans Secured by Real Estate.

Note:  Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).

Commercial Commitments:

(Off balance sheet obligations)

Outstanding bank guarantees for performance bonds on Company’s manufactured equipment amounted to $2.7 million. Expiration date: Less than one (1) year.

Notes:  The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries and no related party transactions.

Results of Operations:

Revenues.

Revenues for the first quarter of fiscal 2002 were $5,965,864 compared with $7,781,271 for the comparable period in 2001 and $8,225,526 for the last quarter of fiscal 2001. The decrease of $1,815,407 (23%) includes increases of $453,626 (11%) recorded by Andersen. Revenues at Griffin and Montair declined $1,902,652 (68%) and $366,381 (39%), respectively. Foreign sales (including Andersen exports and Montair sales) were $1.1 million and $1.0 million for the first quarter of 2002 and 2001, and accounted for 18.8% and 13.3% of revenues in 2001 and 2000, respectively. All changes in revenues are related to the quantity of products sold, not to pricing changes.

First quarter 2002 revenues decreased $2,309,662 from the preceding quarter revenues. The decrease was attributed to all operations.

The Company continues to pursue business in the international marketplace. Domestic demand for the Company’s products has been slow during the past four years due to changes in U.S. environmental regulations. Domestic business improved during fiscal year 2001, primarily as a result of additional sales generated by Andersen.

Cost of Sales.

First quarter of fiscal 2002 costs of sales totaled $5,417,906, compared to $6,288,878 for the first quarter of fiscal 2001 and $6,336,876 for the last quarter of fiscal 2001. The decrease of $870,972 (14%) was attributable to decreased revenues for the period. However, due to the slowdown in the U.S. economy during the first quarter of fiscal 2002, the Company experienced a reduction in incoming domestic orders. This was felt primarily at the Griffin operation.

First quarter 2002 cost of sales decreased $918,970 from the preceding fiscal quarter as a result of lower revenues.

Selling, General and Administrative Costs.

Selling, general and administrative costs decreased $199,359 (16.5%) to $1,009,547 in the first quarter of fiscal 2002 from the fiscal 2001 level of $1,208,906. The decrease was entirely attributable to Griffin as a result of its significant decrease in operating revenues during the quarter. The decrease reflects lower sales commissions. Selling, general and administrative costs were 16.9%, 15.5% and 14.9% of revenues for the first quarter of 2002, the first quarter of 2001, and the fourth quarter of fiscal 2001, respectively. With the exception of commissions; selling, general and administrative costs are generally fixed in nature and do not typically change in direct proportion to changes in revenue.

Interest and Other.

Net interest and other was $16,897 for the first quarter of fiscal 2002, compared to $19,292 in the first quarter of fiscal 2001 and $2,667 in the fourth quarter of 2001. This decrease is primarily the result of lower interest rates during the current period.

Taxes on Income.

The effective tax benefit rate for the first quarter of fiscal 2002 was 33.1% compared to 38.0% for the first quarter of fiscal 2001 and 44.0% in the fourth quarter of fiscal 2001.

Net Income.

Net loss for the first quarter of fiscal 2002 was $320,186 or $0.17 per share (basic and diluted) compared to $163,795 or $0.09 per share (basic and diluted) for the first quarter of 2001. In the fourth quarter of fiscal 2001, the Company reported net income of $392,739 or $0.21 per share (basic) and $0.19 per share (diluted).

As a result of the 23% decrease in revenues from the first quarter of fiscal 2001, the Company reported a net loss of $320,186 for the first quarter of fiscal 2002. This revenue decrease is attributed to the slowdown in the economy.

Shares Outstanding.

The weighted average shares and equivalent shares outstanding were:

	First Quarter 2002	First Quarter 2001
Basic	1,855,217	1,838,886

Diluted	1,855,217	1,838,886

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

CROWN ANDERSEN INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

ITEM 5.	Other Information:

The Company’s Notice of 2002 Annual Meeting and Proxy Statement did not disclose that Michael P. Marshall, an outside director and member of the Audit Committee, is not “independent” as defined in NASDAQ’s Rule 4200. The Company’s Audit Committee is constituted of four outside directors, including Mr. Marshall. Because of his expertise and experience, the Board of Directors determined that Mr. Marshall’s membership on the Committee is in the best interest of the Company and its shareholders. The Committee thus has three “independent” directors, per NASDAQ’s definition.

ITEM 6.	Exhibits and Reports on Form 8-K

No reports on Form 8K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 2002	CROWN ANDERSEN INC.

	By:	/s/ JACK D. BRADY
Jack D. Brady Chairman of the Board (Duly Authorized Officer)

Dated: December 27, 2002	By:	/s/ RANDALL H. MORGAN
Randall H. Morgan Secretary and Treasurer (Principal Financial Officer)