Form 10-Q/A
period 2002-03-31
CROWN ANDERSEN INC
filed 2002-12-30
CIK 778808

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

Class	Outstanding at March 31, 2002
Common Stock, $0.10 Par Value	1,855,217 shares

Crown Andersen, Inc. and subsidiaries (the “Company”) is filing this Amendment on Form 10Q-A to revise Part 1, Item 1, Financial Statements and Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Form 10-Q for the quarter ended March 31, 2002 (the “Original 10-Q”). The Form 10-Q is being amended due to inadvertent accounting errors related to contract accounting for the first quarter at the Company’s operation in The Netherlands. These errors resulted in the incorrect reporting of approximately $660,000 in profit for the Company.

CROWN ANDERSEN INC.

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	September 30, 2001
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$2,091,783	$3,583,321
Receivables:
Trade, less allowance of $284,632 and $266,791 for possible losses	3,783,942	4,708,468
Other	49,322	18,026
Refundable income taxes	307,779	—
Costs and estimated earnings in excess of billings on uncompleted contracts	4,288,625	4,195,979
Inventories	2,742,745	3,036,091
Prepaid expenses	143,496	159,374
Current maturities of long-term receivable	256,650	256,650
Deferred income taxes	247,126	247,126

TOTAL CURRENT ASSETS	13,911,468	16,205,035

LONG-TERM RECEIVABLE, net of discount of $163,364	875,986	875,986
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,692,609	2,722,928
DEFERRED INCOME TAXES	543,323	543,323
PROPERTY AND EQUIPMENT HELD FOR SALE	1,990,000	1,990,000
GOODWILL, net of accumulated amortization of $183,923 and $168,923	685,000	715,000
OTHER ASSETS	149,867	149,867

TOTAL ASSETS	$20,848,253	$23,202,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$290,000	$—
Accounts payable	3,746,943	6,170,961
Accruals:
Income taxes	164,487	61,645
Compensation	447,051	611,512
Warranty	370,806	387,000
Miscellaneous	745,333	482,915

Billings on uncompleted contracts in excess of cost and estimated earnings	300,000	196,000
Current maturities of long-term debt	150,978	155,078
Deferred income taxes	325,321	387,321

TOTAL CURRENT LIABILITIES	6,540,919	8,452,432
LONG-TERM DEBT, less current maturities	1,080,518	1,161,565

TOTAL LIABILITIES	7,621,437	9,613,997

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,855,217	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 20,701 shares, at cost	-198,146	(198,146)
Retained earnings	9,678,461	9,970,030
Foreign currency translation adjustment	-277,663	(207,906)

TOTAL STOCKHOLDERS’ EQUITY	13,226,816	13,588,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,848,253	$23,202,139

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2002	2001	2002	2001
REVENUES:
Contracts	$5,944,833	$6,184,100	$11,550,144	$13,477,369
Sales	232,008	463,967	592,561	951,969
Other	—	—	—	—

	6,176,841	6,648,067	12,142,705	14,429,338

Cost of contracts and sales	5,026,086	5,209,796	10,443,992	11,498,674

GROSS PROFIT	1,150,755	1,438,271	1,698,713	2,930,664

Selling, general and administrative	1,070,006	1,128,915	2,079,553	2,337,821
Interest and other	28,032	52,999	44,929	72,291

	1,098,038	1,181,914	2,124,482	2,410,112

Income (loss) from operations before taxes on income	52,717	256,357	(425,769)	520,552

TAXES (BENEFIT) ON INCOME (LOSS)	24,100	92,400	(134,200)	192,800

NET INCOME (LOSS)	$28,617	$163,957	$(291,569)	$327,752

AVERAGE NUMBER OF SHARES—BASIC	1,855,217	1,839,429	1,855,217	1,839,225
AVERAGE NUMBER OF SHARES—DILUTED	2,024,292	1,978,223	1,855,217	1,978,019

EARNINGS PER SHARE:
BASIC	$0.02	$0.09	$(0.16)	$0.18
DILUTED	$0.01	$0.08	$(0.16)	$0.17

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2002	2001	2002	2001
Net income	28,617	$163,957	$(291,569)	$327,752
Other Comprehensive Income Foreign Currency Translation Adjustment	(18,760)	(122,329)	(69,757)	(9,720)

COMPREHENSIVE INCOME	9,857	$41,628	$(361,326)	$318,032

See accompanying notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(291,569)	$327,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,843	156,838
Deferred income taxes	(62,000)	69,628
Change in operating assets and liabilities:
Trade and long-term receivables	846,319	973,905
Refundable income taxes	(307,774)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(92,646)	(3,401,937)
Inventories	247,310	(33,629)
Prepaid expenses	14,886	(14,508)
Accounts payable	(2,340,982)	1,763,040
Accrued expenses	195,648	348,746
Billings on uncompleted contracts in excess of costs and estimated earnings	104,000	131,044
Other	—	—

Cash provided by (used in) operating activities	(1,527,965)	320,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of long-term receivable	—	—
Capital expenditures	(122,732)	(126,447)

Cash provided by (used in) investing activities	(122,732)	(126,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	290,000	(370,000)
Payments on notes payable	(4,100)	(141,519)
Repayment of long-term debt	(81,047)	(34,879)
Issuance of treasury stock	—	—

Cash provided by (used in) financing activities	204,853	(546,398)

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	(45,694)	5,404

CASH AND CASH EQUIVALENTS:
Net increase (decrease) during the period	(1,491,538)	(346,562)
Balance at beginning of the period	3,583,321	2,504,982

BALANCE AT END OF PERIOD	$2,091,783	$2,158,420

See accompanying Notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION

1.	Condensed footnotes:

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

As of March 31, 2002, options to purchase 273,296 shares at an average price of $4.58 were outstanding under the Company’s stock option plan.

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

Inventories were $2,742,745 and $3,036,091 as of March 31, 2002 and September 30, 2001. Included in inventories at March 31, 2002 are approximately $870,000 related to incineration equipment purchased from a former competitor, work in process of $828,211 and component parts and raw material of $1,044,534. Inventory at September 30, 2001 consisted of $870,000 for incineration equipment, work in process of $1,237,913 and component parts and raw material of $928,178.

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

During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one-year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,500,000. This transaction was recorded as of June 30, 1998 and the Company recognized a net loss of approximately $900,000. The Company’s March 31, 2002 balance sheet includes these assets as property and equipment held for sale.” The $670,000 note was paid in May 1999.

8.	Segment information:

The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company’s geographic segments of its operations is set forth below.

	Six Months Ended March 31
	2002	2001	2000
	(In Thousands)
Revenues:
U.S. Operations
Domestic	$8,118	$11,832	$7,767
Export	2,519	116	604
The Netherlands Operation	1,506	2,481	2,225

Total	$12,143	$14,429	$10,596

Income (Loss) Before Taxes:
U.S. Operations	$187	$354	$249
The Netherlands Operation	(613)	167	104

	$(426)	$521	$353

Identifiable Assets:
U.S. Operations	$18,403	$19,334	$18,418
The Netherlands Operation	2,445	3,204	3,169

	$20,848	$22,538	$21,587

Information regarding the Company’s industry segments is set forth below.

	Six Months Ended March 31
	2002			2001			2000
	(In thousands)

	Pollution Control	Dust Collection	Total	Pollution Control	Dust Collection	Total	Pollution Control	Dust Collection	Total
Revenues from Customers	10,141	2,002	12,143	9,918	4,511	14,429	6,853	3,743	10,596
Intersegment Revenues	46	99	145	—	25	25	—	10	10

Depreciation & Amortization	111	48	159	116	41	157	122	41	163

Segment Pre-Tax Income (Loss)	(237)	(189)	(426)	273	248	521	134	219	353

Segment Assets	18,068	2,780	20,848	19,257	3,281	22,538	18.418	3,169	21,587

Expenditures for Segment Assets	73	50	123	66	42	108	91	154	245

9.	Commitments and contingencies:

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

Liquidity and Capital Resources:

Cash and cash equivalents of $2,091,783 at March 31, 2002 decreased $1,491,538 from the September 30, 2001 balance of $3,583,321. The decrease was primarily due to the $291,569 operating loss, cash expenditures used to decrease trade payables by $2,340,982, and also because of an increase of $846,319 in receivables. In addition, estimated earnings in excess of billings on uncompleted contracts increased by $92,646. Net cash used by operating activities in the first six months of fiscal 2002 amounted to $1,527,965.

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

As of March 31, 2002, the Company’s equity in its Montair operation had decreased in value by $69,757 from September 30, 2001 as a result of a decrease in the foreign currency translation adjustment, reflecting a 4% increase in the U.S. Dollar against the Euro.

Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments
(In Thousands of Dollars)

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	4 –5 Years	Over 5 Years

Long-Term Debt *	$1,231	$151	$585	$495	0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	277	90	180	7	0
Unconditional Purchase Obligations	0	0	0	0	0

* Mortgage Loans Secured by Real Estate.

Note:  Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).

Commercial Commitments:

(Off balance sheet obligations)

Outstanding bank guarantees for performance bonds on the Company’s manufactured equipment amounted to $2.7 million. Expiration date: Less than one (1) year.

Notes:  The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries and no related party transactions.

Results of Operations:

Revenues.

Revenues for the first six months of fiscal 2002 were $12,142,705 compared with $14,429,338 for the first six months fiscal 2001, a decrease of $2,286,633 or 16%. For the first six months of fiscal 2002, Andersen reported an increase of $1.2 million over fiscal 2001 but this was offset by a $2.5 Million decline at Griffin and $976,000 decline at Montair. The reduction in revenues at the Griffin operation is attributed to the aftermath of September 11 and the slowdown in the manufacturing sector of the economy. Although Griffin has recently experienced an increase in inquiries, the Company does not anticipate a profitable contribution from this operation this fiscal year. The inquiry levels at Griffin for the first half of the fiscal year have been at record levels. However, delays and cancellations by customers due to economic uncertainty have prevented these inquiries from becoming orders. Griffin is actively bidding on a number of large and midsize jobs for which Griffin appears to be competitive, The contracts however, will not be awarded in time to make contributions to fiscal 2002. To date, Andersen has not encountered the negative economic impact that has affected the Griffin and Montair operation. However, all operations have recently experienced a slowdown in inquiries, which potentially could have an adverse impact on the last two quarters of fiscal 2002. The companies continue to rely on the international marketplace for a large portion of their revenues. Foreign sales accounted for 33% of the revenues for the first six months of fiscal 2002. Many of the contracts at Andersen and Montair are longer-term than the Griffin projects due to the fact that the contracts may require several months of engineering before construction can begin. Each contract is different, and occasionally, manufacturing can be started almost immediately. For this reason, it is very difficult to project revenues at Andersen and Montair.

For the second quarter of fiscal 2002 revenues were $6,176,841 compared with $6,648,067 in fiscal 2001 as a result of a decrease from fiscal 2001 revenues of approximately $600,000 at both Griffin and Montair. This decrease was partially offset by a $740,000 increase in revenues at Andersen. The same factors affecting the first six months also had a negative impact on the second quarter. In addition, the effects of the slowdown in incoming orders at Montair had a negative impact on revenues for the quarter.

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

Fiscal 2002 second quarter revenues of $6,176,841 were $210,977 less than the first quarter of fiscal 2002 and revenues were down at all three operations. This is primarily due to the current economic slowdown.

Cost of Sales

For the first six months of fiscal 2002, cost of sales decreased $1,054,682 or 9% to $10,443,992 as compared to $11,498,674 for the first six months of fiscal 2001. Cost of sales for the second quarter of fiscal 2002, was $5,026,086 and for the second quarter of fiscal 2001, these costs were $5,209,796. For the first fiscal quarter of 2002 the costs were $5,417,906.

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

Selling, General and Administrative Costs

Selling, general and administrative costs for the first six months of fiscal 2002 were $2,079,553 compared with $2,337,821 for the same period of fiscal 2001. These costs for the second quarter of fiscal 2002 were $1,070,006 and for the comparable period of fiscal 2001 they were $1,128,915. As a percentage of revenues these costs are comparable for the periods. In the first quarter of fiscal 2002, these costs were $1,009,547. Second quarter expenses are normally greater than other periods due to costs associated with the annual meeting and distribution of Annual Reports and Form 10-K.

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

Taxes on Income

The effective income tax (benefit) rate for the periods are:

First 6 months of 2002	—	(32)%
First 6 months of 2001	—	37%
Second quarter of 2002	—	46%
Second quarter of 2001	—	36%
First quarter of 2002	—	(33)%

Net Income

Net loss for the first six months of fiscal 2002 was $ 291,569 or $0.16 per share (basic and diluted) compared with $327,752 or $0.18 per share (basic) and $0.17 per share (diluted) for the first six months of fiscal 2001. For the second quarter of fiscal 2002, net income was $28,617 or $0.02 per share (basic) and $0.01 (diluted) compared to $163,957 or $0.09 per share (basic) and $0.08 per share (diluted) for the second quarter of fiscal 2001. The first quarter of fiscal 2002 resulted in net loss of $320,106 or $0.17 per share (basic) and (diluted). The decreases in fiscal 2002 are the result of the decrease in revenues for the period.

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

Shares Outstanding

The average shares and equivalent shares outstanding were:

	Basic	Diluted
First six months of 2002	1,855,217	1,855,217
First six months of 2001	1,839,225	1,978,019
Second quarter of 2002	1,855,217	2,024,292
Second quarter of 2001	1,839,429	1,978,223
First quarter of 2002	1,855,217	1,855,217

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

CROWN ANDERSEN INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

(a)
The Annual Meeting of Stockholders of the registrant was held on February 13, 2002. At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14 of the Exchange Act and all management nominees for the directors listed in the proxy statement were elected. There was no solicitation in opposition to management’s nominees. In addition, the following proposal was approved:

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