Form 10-Q/A
period 2002-06-30
CROWN ANDERSEN INC
filed 2002-12-30
CIK 778808

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

Crown Andersen, Inc. and subsidiaries (the “Company”) is filing this Amendment on Form 10Q-A to revise Part 1, Item 1, Financial Statements and Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Form 10-Q for the quarter ended June 30, 2002 (the “Original 10-Q”). The Form 10-Q is being amended due to inadvertent accounting errors related to contract accounting for the first quarter at the Company’s operation in The Netherlands. These errors resulted in the incorrect reporting of approximately $660,000 in profit for the Company.

CROWN ANDERSEN INC.

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	September 30, 2001
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$1,437,315	$3,583,321
Receivables:
Trade, less allowance of $246,200 and $266,791 for possible losses	3,858,835	4,708,468
Other	61,497	18,026
Refundable income taxes	421,509	—
Costs and estimated earnings in excess of billings on uncompleted contracts	3,896,977	4,195,979
Inventories	2,332,806	3,036,091
Prepaid expenses	154,265	159,374
Current maturities of long-term receivable	256,650	256,650
Deferred income taxes	258,726	247,126

TOTAL CURRENT ASSETS	12,678,580	16,205,035

LONG-TERM RECEIVABLE, net of discount of $163,364	875,986	875,986
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,736,201	2,722,928
DEFERRED INCOME TAXES	543,323	543,323
PROPERTY AND EQUIPMENT HELD FOR SALE	1,990,000	1,990,000
GOODWILL, net of accumulated amortization of $213,923 and $168,923	670,000	715,000
OTHER ASSETS	149,867	149,867

TOTAL ASSETS	$19,643,957	$23,202,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of Credit	$270,000	$—
Accounts payable	4,077,571	6,170,961
Accruals:
Income taxes	69,512	61,645
Compensation	287,174	611,512
Warranty	339,630	387,000
Miscellaneous	602,806	482,915
Billings on uncompleted contracts in excess of cost and estimated earnings	23,000	196,000
Current maturities of long-term debt	160,978	155,078
Deferred income taxes	108,621	387,321

TOTAL CURRENT LIABILITIES	5,939,292	8,452,432
	1,026,508	1,161,565

LONG-TERM DEBT, less current maturities
TOTAL LIABILITIES	6,965,800	9,613,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,857,669	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 18,249 and 20,701 shares, at cost	(177,919)	(198,146)
Retained earnings	8,934,745	9,970,030
Foreign currency translation adjustment	(102,833)	(207,906)

TOTAL STOCKHOLDERS’ EQUITY	12,678,157	13,588,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,643,957	$23,202,139

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Contracts	$4,200,865	$5,765,905	$15,751,009	$19,243,274
Sales	421,112	443,436	1,013,673	1,395,405
Other	—	—	—	—

	4,621,977	6,209,341	16,764,682	20,638,679

Cost of contracts and sales	4,750,119	4,952,573	15,194,111	16,451,247

GROSS PROFIT	(128,142)	1,256,768	1,570,571	4,187,432

Selling, general and administrative	988,691	913,839	3,068,244	3,251,660
Interest and other	35,783	37,722	80,712	110,013

	1,024,474	951,561	3,148,956	3,361,673

Income (loss) from operations before taxes on income	(1,152,616)	305,207	(1,578,385)	825,759

TAXES (TAX BENEFIT) ON INCOME/LOSS	(408,900)	120,500	(543,100)	313,300

NET INCOME (LOSS)	$(743,716)	$184,707	$(1,035,285)	$512,459

AVERAGE NUMBER OF SHARES—BASIC	1,856,443	1,847,323	1,855,626	1,841,925
AVERAGE NUMBER OF SHARES—DILUTED	1,856,443	2,001,301	1,855,626	1,995,903

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.40)	$0.10	$(0.56)	$0.28
DILUTED	$(0.40)	$0.09	$(0.56)	$0.26

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(743,716)	$184,707	$(1,035,285)	$512,459
Other Comprehensive Income Foreign Currency Translation Adjustment	174,830	(55,396)	105,073	(64,116)

COMPREHENSIVE INCOME (LOSS)	$(568,886)	$129,311	$(930,212)	$448,343

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,035,285)	$512,459
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	—	19,529
Depreciation and amortization	246,431	237,108
Refundable income taxes	(421,509)	—
Deferred income taxes	(290,300)	137,297
Change in operating assets and liabilities:
Trade and long-term receivables	893,081	178,623
Costs and estimated earnings in excess of billings on uncompleted contracts	299,002	(2,549,316)
Inventories	794,503	(1,051,421)
Prepaid expenses	7,073	9,881
Accounts payable	(2,261,213)	2,094,993
Accrued expenses	(265,838)	112,705
Billings on uncompleted contracts in excess of costs and estimated earnings	(173,000)	550,583
Other	(13,351)	—

Cash provided by (used in) operating activities	(2,220,406)	252,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of long-term receivable	—	144,000
Capital expenditures	(166,725)	(197,915)

Cash provided by (used in) investing activities	(166,725)	(53,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	270,000	(250,000)
Payments on notes payable	5,900	—
Repayment of long-term debt	(135,057)	(285,328)
Issuance of treasury stock	20,227	45,000

Cash provided by (used in) financing activities	161,070	(490,328)

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	80,055	(53,702)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) during the period	(2,146,006)	(345,574)
Balance at beginning of the period	3,583,321	2,504,982

BALANCE AT END OF PERIOD	$1,437,315	$2,159,408

See accompanying Notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION

1.	Condensed footnotes:

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

Inventories were $2,332,806 and $3,036,091 as of June 30, 2002 and September 30, 2001. Included in inventories at June 30, 2002 is approximately $870,000 related to incineration equipment purchased from a former competitor, work in process of $458,188 and component parts and raw material of $993,819. Inventory at September 30, 2001 consisted of $870,000 for incineration equipment, work in process of $1,237,913 and component parts and raw material of $928,178.

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

	Nine Months Ended June 30,
	2002	2001	2000
	(In Thousands)
Revenues:
U.S. operations
Domestic	$10,589	$15,659	$12,211
Export	3,970	828	789
The Netherlands operation	2,206	4,152	3,311

Total	$16,765	$20,639	$16,311

Income (loss) before taxes:
U.S. operations	$(637)	$536	$-121
The Netherlands operation	(941)	290	237

	$(1,578)	$826	$116

Identifiable assets:
U.S. operations	$17,065	$19,624	$18,002
The Netherlands operation	2,579	3,536	3,080

	$19,644	$23,160	$21,082

Information regarding the Company’s industry segments of its operations is set forth below:

	Nine Months Ended June 30,
	2002			2001			2000
	(In Thousands)

	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total

Revenues from customers	14,190	2,575	16,765	15,091	5,548	20,639	10,166	6,145	16,311
Intersegment revenues	—	128	128	—	25	25	—	10	10

Depreciation and amortization	173	73	246	175	62	237	182	67	249

Segment pre-tax income (loss)	(1,058)	(520)	(1,578)	505	321	826	(342)	458	116

Segment assets	17,450	2,194	19,644	19,742	3,460	23,202	17,355	3,729	21,084

Expenditures for segment Assets	117	50	167	134	64	198	77	187	264

9.	Commitments and contingencies:

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

Liquidity and Capital Resources:

Cash and cash equivalents of $1,437,315 at June 30, 2002 decreased $2,146,006 from the September 30, 2001 balance of $3,583,321. The decrease was primarily due to the operating loss, cash expenditures used to decrease trade payables by $2,261,213, and also because of an increase of $794,503 in inventories. This was partially offset by a $893,081 decrease in trade receivables. Net cash used by operating activities in the first nine months of fiscal 2002 amounted to $2,220,406.

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

As of June 30, 2002, the Company’s equity in its Montair operation had decreased in value by $105,073 from September 30, 2001 as a result of a decrease in the foreign currency translation adjustment, reflecting a 7% decrease in the U.S. Dollar against the Euro.

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

Results of Operations:

Revenues.

Revenues for the first nine months of fiscal 2002 were $16,764,682 compared with $20,638,679 for the first nine months of fiscal 2001, a decrease of $3,873,997 or 19%. For the first nine months of fiscal 2002, Andersen reported an increase of $1.2 million over fiscal 2001 but this was offset by a decline of $3.0 million at Griffin and $1.9 million at Montair. The reduction in revenues at Griffin is attributed to the aftermath of September 11 and the slowdown in the manufacturing sector of the economy. Montair is also experiencing a slowdown in the European markets that has resulted in reduced inquiries and orders for the operation.

For the third quarter of fiscal 2002 revenues were $4,621,977 compared with $6,209,341 in fiscal 2001. This $1,587,364 decrease in consolidated revenues is the result of decreased revenues at all three operations for the quarter. The decreases were $970,000 for Montair, $540,000 at Griffin and $76,000 at Andersen.

All companies are actively bidding on a number of large and midsize jobs for which they appear to be competitive, but it is doubtful that any of these contracts will be awarded in time to make a major contribution to the current fiscal year. The company continues to rely on the international marketplace for a large portion of its revenue. Foreign sales accounted for 37% of the revenues for the first nine months of fiscal 2002. Most of the contracts at Andersen and Montair are longer-term than the Griffin contracts due to the fact the contracts may require several months engineering before construction can begin. However, each contract is different, and in some cases, manufacturing can be started almost immediately. This makes it even more difficult to forecast revenues at Andersen and Montair.

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

The almost $4 million reduction in revenues at the end of the third quarter of fiscal 2002, compared with fiscal year 2001, includes an approximate $3 million revenue reduction at Griffin for dust collectors and $1 million at Andersen for incinerators and air pollution control systems. This is an indication of the dramatic slowdown in manufacturing industries throughout the United States after September 11, 2001. Incoming order rates for dust collector manufacturers, such as Griffin, have dropped to levels for all manufacturers which are well below the lowest incoming order rates experienced in the last 20 years. Manufacturing industries which use dust collectors and manufacturing industries which use other types of air pollution control equipment are experiencing huge slowdowns in their businesses and they thus add little or no new equipment or plants. Summer months are construction months in the United States and equipment which is going to be installed is purchased before the summer months. Orders were few and far between prior to the summer and they continue extremely slow. In the incinerator and air pollution control business, the only significant orders are outside the United States and they are highly competitive, rather slow in developing from the proposal stage to the order stage, and unpredictable with regard to timing. Both the Andersen and Griffin operations have record or near record levels of outstanding proposals for potential orders but the timing of those orders and the probability of receiving those orders simply cannot be predicted.

Cost of Sales:

For the first nine months of fiscal 2002, cost of sales decreased $1,257,136 or 8% to $15,194,111 as compared to $16,451,247 for the first nine months of fiscal 2001. Cost of sales for the third quarter of fiscal 2002, was $4,750,119 and for the third quarter of fiscal 2001, these costs were $4,952,573. For the second fiscal quarter of 2002 the costs were $5,026,086.

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

Selling, General and Administrative Costs:

Selling, general and administrative costs for the first nine months of fiscal 2002 were $3,068,244 compared with $3,251,660 for the same period of fiscal 2001. These costs for the third quarter of fiscal 2002 were $988,691 and for the comparable period of fiscal 2001 they were $913,839. As a percentage of revenues these costs are comparable for the periods. In the second quarter of fiscal 2002, these costs were $1,070,006. Second quarter expenses are normally greater than other periods due to costs associated with the annual meeting and distribution of Annual Reports and Form 10-K.

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

Taxes (Tax Benefit) on Income

The effective income tax (benefit) rate for the periods are:

First 9 months of 2002	—	(34)%
First 9 months of 2001	—	38%
Third quarter of 2002	—	(35)%
Third quarter of 2001	—	40%
Second quarter of 2002	—	45%

Net Income

Net income (loss) for the first nine months of fiscal 2002 was $(1,035,285) or $(0.56) per share (basic and diluted) compared with $512,459 or $0.28 per share (basic) and $0.26 per share (diluted) for the first nine months of fiscal 2001. For the third quarter of fiscal 2002, net income (loss) was $(743,716) or $(0.40) per share (basic and diluted) compared to $184,707 or $0.10 per share (basic) and $0.09 per share (diluted) for the third quarter of fiscal 2001. The second quarter fiscal 2002 resulted in net income of $28,617 or $0.02 per share (basic) and $0.01 per share (diluted). The decreases in fiscal 2002 are the result of the decrease in revenues for the period.

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

Shares Outstanding

The average shares and equivalent shares outstanding were:

	Basic	Diluted
First nine months of 2002	1,855,626	1,855,626
First nine months of 2001	1,841,925	1,995,903
Third quarter of 2002	1,856,443	1,856,443
Third quarter of 2001	1,847,323	2,001,301
Second quarter of 2002	1,855,217	2,024,292

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

December 27, 2002

/s/ JACK D. BRADY
Chief Executive Officer

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

December 27, 2002

/s/ RANDALL H. MORGAN
Chief Executive Officer

CROWN ANDERSEN INC. AND SUBSIDIARIES

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