Form 10-K
period 2002-09-30
CROWN ANDERSEN INC
filed 2003-01-03
CIK 778808

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 0-14229

CROWN ANDERSEN INC.
(Exact name of Registrant as specified in its charter)

Delaware	58-1653577
(State of Incorporation)	(I.R.S. Employer Identification No.)

306 Dividend Drive, Peachtree City, Georgia 30269
(Address of principal executive offices)

(770) 486 2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.10 Per Share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

At December 14, 2002 there were 1,856,137 shares of the Registrant’s common stock outstanding. The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant as of December 14, 2002 was $3,317,965

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Registrant’s 2002 Annual Report are incorporated by reference in Part I and Part II hereof. Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on February 12, 2003 are incorporated by reference in Part III hereof.

Index of Exhibits on Page 19

CROWN ANDERSEN INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2002

PART I

ITEM 1.    BUSINESS

General

Crown Andersen Inc. (the “Company” or the “Registrant”), through its subsidiaries, designs, manufactures, sells and installs a wide range of industrial air pollution control and air handling systems, product recovery equipment, and a complete line of medical, chemical and industrial waste treatment equipment and systems. The Company is a Delaware corporation formed in October 1985. It serves as a holding company for Andersen 2000 Inc. (hereinafter called “Andersen”) and Griffin Environmental Company, Inc. (hereinafter called “Griffin”).

On December 16, 1998, the Company purchased all of the outstanding stock of Griffin from its private owner. Griffin, based in Syracuse, New York, is a manufacturer of fabric filter and cartridge dust collectors, product recovery and pollution control equipment.

Andersen, which was a predecessor of the Company, is engaged in the design, manufacture, sale, and installation of specialized industrial pollution control equipment and systems and of medical, chemical and industrial waste treatment equipment and systems, heat exchanger and boiler systems, and industrial fans and blowers. Additionally, Andersen’s wholly-owned subsidiary, Montair Andersen bv in Sevenum, The Netherlands (“Montair Andersen”) manufactures and installs industrial equipment similar to the Andersen equipment for the European, African, Middle Eastern and Far Eastern markets.

As used hereinafter, unless otherwise indicated, the term “Company” refers to Crown Andersen Inc. and its subsidiaries, the term “Andersen” refers to Andersen 2000 Inc. and Montair Andersen bv, and the term “Griffin” refers to Griffin Environmental Company, Inc.

Business and Products

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

Andersen’s pollution control systems include high efficiency filtration systems, wet scrubbers for particulate and gaseous emission collection, sulfur dioxide removal systems for oil and coal-fired steam boilers and steam generators, odor control systems, gas coolers and condensers, mechanical collectors for product recovery, industrial water and waste water treatment systems, spray dryer systems to produce dry powders from waste liquids which are produced in gas treating systems, heavy duty industrial fans and blowers used primarily in high pressure and alloy steel applications in industrial plants, and heat recovery systems which allow heat recovery from gas streams which previously could not utilize heat recovery equipment because of their dirty or corrosive nature. These heat recovery systems are used primarily by the chemical industries and food processing industries.

Andersen’s chemical and industrial waste treatment systems include thermal oxidation systems (incinerators), waste liquid fired boilers, and chemical treatment systems for which the company furnishes both engineering designs and equipment as well as turnkey installation services. All of Andersen’s medical waste processing systems are based on thermal oxidation.

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

Sales and Distribution

In general, Andersen’s and Griffin’s products are marketed to various industrial manufacturing concerns in the United States by independent sales representatives in exclusive territories. Sales of Griffin and Andersen products are made in all regions of the country, with no one region serving as a dominant market for these products. International sales result from the efforts of Andersen, Griffin, and Montair Andersen employees, independent sales representatives in many countries, and by licensee companies in those countries where the technology has been licensed. Montair also uses sales agents in most countries which it serves.

Facilities And Manufacturing

The corporate offices of the Company are located in a building owned by Andersen in Peachtree City, Georgia. The corporate offices occupy approximately 2,000 square feet of the building, and the Company makes no payments to Andersen for the use of this space. The manufacturing facilities operated by each of the subsidiary companies are described below.

Andersen’s manufacturing operations in North America are conducted in Peachtree City, Georgia. This facility, which is owned by Andersen, has 37,600 square feet of inside manufacturing and office space and 100,000 square feet of outdoor assembly area. This facility is equipped for heavy steel fabrication and is located on a six-acre tract of property in an industrial park.

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

Manufacturing equipment in the Peachtree City location, the Syracuse location, and in the Sevenum, Netherlands location is owned by Andersen, Griffin, and Montair Andersen, respectively. With the exception of extremely heavy plate fabrication (over ½” thick), these facilities are capable of manufacturing all of the products offered by Andersen, Griffin, and Montair Andersen. Where use of a subcontract manufacturing facility is financially more attractive than manufacturing in company owned facilities, a number of subcontractors are used.

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

Andersen uses subcontract manufacturers in some foreign countries when sales are made into those countries. In particular, it is common for Andersen to use Canadian subcontract manufacturers for sales in Canada. Most of Andersen’s foreign products, however, are manufactured in Andersen’s plant in the United States.

Griffin has occasionally sold its products outside the United States and Canada. Griffin is in the process of expanding its export business.

Foreign sales in fiscal 2002, 2001, and 2000 accounted for approximately 44%, 27% and 27%, respectively, of the Company’s total revenues. Foreign sales for fiscal 2002, 2001 and 2000 totaled approximately $9.8 million, $7.9 million, and $5.4 million, respectively.

Licensing

Andersen has licensed the manufacture of its products in Japan and India. During fiscal 1976, Andersen licensed a Japanese firm to manufacture and sell HEAF® and CHEAF® gas filtration products in the Far East. Andersen was paid an initial fee of $70,000 and then established a royalty arrangement for future sales. The royalty arrangement included a minimum royalty payment on an annual basis. In late fiscal 1977, Andersen negotiated a transfer of its license to a second Japanese firm. The second Japanese firm was active in sales of the HEAF® and CHEAF® equipment and installed more than 300 systems in Japan under license from Andersen. This agreement expired in late 1991, and the Japanese licensee agreed with Andersen to maintain a formal sales cooperation arrangement in Japan and Korea whereby the Japanese licensee is still allowed use of the HEAF® and CHEAF® technologies in Japan and Korea in exchange for providing sales leads to Andersen for all other Far Eastern countries.

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

Griffin competes with more than 20 companies which offer similar products in the United States. Some of these companies are larger than Griffin.

Principal Customers

During fiscal 2002 and 2001, multiple projects from one customer accounted for approximately 21% and 27%, respectively, of the Company’s consolidated revenues. In fiscal 2000, three customers accounted for approximately 23% of the Company’s consolidated revenues. It is the opinion of management that the loss of such customers would not have a material adverse effect on the operations of the Company. Such business is not normally repetitive and, therefore, is not dependent upon any single customer or individual group of customers.

Backlog

The Company’s consolidated backlog of firm orders as of the dates set forth below were as follows:

September 30, 2002	—	$7,681,684
September 30, 2001	—	$13,670,104
September 30, 2000	—	$16,912,375
September 30, 1999	—	$12,817,698

All fiscal 2002 backlog is scheduled for shipment in fiscal 2003.

Raw Materials

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

Patents And Trademarks

Andersen owns domestic and foreign patents on its HEAF® and CHEAF® gas filtration systems, its sulfur dioxide removal scrubbing systems, a chemical waste regeneration process for the sulfur dioxide removal system, an incineration process, and improvements to these product lines which have occurred in recent years. Andersen was granted patent protection on its combination spray dryer-scrubber system for air pollution control on incinerators in 1991. The oldest of the patents expired in 1991 and the newest expires in 15 years. Andersen holds trademarks on the HEAF® and CHEAF® systems, the SUBDEW® condensing heat exchanger, and the ANDERSEN® name. The trademarks generally expire 20 years from the date of registration but may be renewed for one or more additional 20-year periods when they first expire.

While Andersen considers its patents to be valuable assets which sometimes provide a competitive advantage in the marketplace, Andersen does not believe that the loss of patent protection on any of its products as a result of the challenge to the validity of such patents would have a material impact on Andersen’s revenues and earnings. In countries such as Germany and Japan, the patents on Andersen’s products are considered to be substantially more important than they are on the same products in the United States. For this reason, Andersen works closely with its licensees to insure that any new patent applications anticipate potential challenges to their validity in the future. The validity of Andersen’s patents on any of its products has never been challenged, either in the United States or in foreign countries. Although Andersen is not aware of any basis upon which such patents might be challenged, there is no assurance that proceedings challenging these patents will not be instituted in the future.

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

Product Warranties

In connection with most contracts for manufacture and sale of Andersen or Griffin equipment, the Company warrants the equipment manufactured to be free from defects in material and workmanship under normal use and service for a period of eighteen months after shipment, or one year after completion of erection, or one year after initial operation, whichever occurs first. Andersen’s and Griffin’s obligation is generally limited to the repair or replacement of the defective parts. All equipment not manufactured by Andersen or Griffin carries only such warranty, if any, as given by the manufacturer. In addition, Andersen sometimes provides performance guarantees for equipment and systems which it furnishes. Each proposed application is carefully evaluated for its potential risk before such guarantees are offered to the customer. Warranty and performance guarantee related expenses are recognized as they are incurred. As of September 30, 2002, the Company has established a $280,800 reserve for estimated future warranty repairs.

Research And Development

Andersen maintains a small development laboratory in its plant. Some of the research and development activities done by Andersen are conducted in Andersen’s customers’ plants utilizing test equipment and systems designed and supplied by Andersen. The results of such tests enable Andersen to provide the customer with a guaranteed performance system if the development work is successful. The customer is typically charged for rental of Andersen’s equipment during such activities, and the customer is allowed to use, in its own plant, any developments which result from such testing. Andersen, however, reserves all rights to patents or other proprietary benefits which might result from such tests.

Research and development expenses are expensed in the year incurred. Such expenses were less than $10,000 per year during fiscal years 2002, 2001 and 2000.

Environmental Controls

To a large extent, the demand for the Company’s products is dependent upon the enforcement of federal, state, and international regulations regarding air pollution, water pollution, and general industrial pollution. There has been a significant increase in enforcement actions related to hazardous waste disposal during the past three years outside the United States. This enforcement action has resulted in a greater demand outside the United States for incineration systems offered by Andersen. This increased enforcement activity should benefit both Andersen and Montair in fiscal 2003. On the other hand, any relaxation of environmental laws and regulations by the federal, state, or international governments or any delay in the implementation of such laws or regulations could have an adverse effect on the Company’s operations.

Employees

The Company and its subsidiaries employed a total of 115 individuals as of September 30, 2002, including 8 officers, 90 technical and manufacturing people, and 17 others engaged in financial, sales, and secretarial activities. Approximately 65% of these people are employed at the Peachtree City, Georgia and at the Syracuse, New York facilities by either Andersen, Griffin, or by the Company, and 35% are employed at Montair Andersen’s Sevenum, The Netherlands plant.

Seasonal Nature of Business

Andersen’s and Griffin’s business has not been seasonal in the current year or in prior years.

ITEM 2.    PROPERTIES

Andersen owns six acres of land in Peachtree City, Georgia, with a 15-20 year old, 37,600 square feet office and manufacturing facilities. Andersen owns all of the office furniture and equipment, all of the manufacturing equipment, and all of the testing equipment at this facility. Andersen also owns an 80-acre vacant land site in a remote area of Kern County, California. The carrying value of this vacant land is $45,000.

Montair Andersen owns its facility in Sevenum, The Netherlands, which includes 40,000 square feet of office and manufacturing space located on 4.8 acres of land. Montair owns all of its manufacturing and office equipment in Sevenum.

Griffin owns its facility in Syracuse, New York, which includes 60,000 square feet of office and manufacturing space located on ten acres of land.

The Company (through a defunct subsidiary – Struthers Thermo-Flood Corp.) holds the rights to title of the property in Winfield, Kansas, including three buildings on 13 acres of land, all of which were owned under capital leases by Thermo-Flood. These facilities contain approximately 137,400 square feet of manufacturing space . The Company abandoned the Thermo-Flood property in 1992, but received the rights to re-acquire this property back in 1998 upon settlement of litigation. This property is currently leased to unrelated companies, but is also offered for sale.

Management believes that the facilities discussed above are adequate for the current needs of all of the Company’s operations for the foreseeable future.

For additional information regarding the Company’s property and equipment, see Note 6 to the Notes to Consolidated Financial Statements contained in the Company’s 2002 Annual Report.

ITEM 3.    LEGAL PROCEEDINGS

A discussion of the Company’s pending and threatened litigation and unasserted claims or assessments is set forth under the caption “Commitments and Contingencies” (Note 11 to the Consolidated Financial Statements) in the Company’s 2002 Annual Report. Such discussion is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

ITEM 4(A).    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K is information as of December 15, 2002 regarding the executive officers (including executive officers who are also directors) of the Company.

Name	Age	Occupation During The Past Five Years
Jack D. Brady	59
Chairman of the Board, President and Chief Executive Officer of the Company since 1985; Chairman of the Board of Andersen since 1984; President of Andersen since 2000; President and Treasurer of Andersen from 1978 to 1995; Executive Vice President of Andersen from 1975 until 1978; Director of Andersen since 1975; Director of Montair Andersen since 1984; Director of Griffin since 1998.

Randall H. Morgan	54	Chief Financial Officer and Secretary/Treasurer of the Company since February 2001; Vice President and Secretary of Andersen since 1979.

Thomas Graziano	59
Director of the Company, President of Griffin Environmental Company, Inc. since April 1999; Self-employed (consultant) 1997 to 1998; President, Howden Fan Company 1998 – January 1999; Senior Vice President, Fischback and Moore, 1994 to 1996.

The Company has no paid officers. All officers of the Company are also officers of one or more subsidiaries and are paid by such subsidiaries. See “Item 11. Executive Compensation.”

The executive officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors and serve at the discretion of such Boards.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for, holders of and dividends paid on the Company’s common stock is set forth under the caption “Common Stock Information” in the Company’s 2002 Annual Report. Such information is incorporated herein by reference. The 2002 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.    SELECTED FINANCIAL DATA

Selected consolidated financial data for the Company for each year of the five year period ended September 30, 2002 are set forth under the caption “Selected Financial Data” in the 2002 Annual Report referred to in Item 5 above. Such financial data are incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion of the Company’s financial condition and results of operations is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2002 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of the Company as of September 30, 2002 and 2001 and the Company’s consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2002, together with the related notes thereto and the report of independent certified public accountants thereon dated December 13, 2002, are set forth in the 2002 Annual Report referred to in Item 5 above. The consolidated statements of loss, comprehensive loss, stockholders’ equity and cash flows for the year ended September 30, 2000, together with the related notes thereto and the report of independent certified public accountants thereon dated December 14, 2000 are set forth in the 2002 Annual Report. Such consolidated financial statements, notes and reports are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company’s Form 8-K dated January 23, 2001, BDO Seidman, LLP was not appointed to serve as independent accountants of the Company for the fiscal year ending September 30, 2001. On January 26, 2001, the Company filed a Form 8-K reporting the acceptance by Grant Thornton, LLP of their appointment as independent auditors for the fiscal year ending September 30, 2001.

There have been no disagreements with the independent accountants on any matter of accounting principles and practices, financial statement disclosures, or auditing scope or procedure.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company is set forth under the caption “Election of Directors – Nominees” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on February 12, 2003. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth as Part I, Item 4(A) of this report under the caption “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to management compensation is set forth under the captions “Election of Directors – Director Compensation” and “Election of Directors – Executive Compensation” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to ownership of the Company’s $0.10 par value common stock as of January 1, 2003 by (i) any person or group known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each nominee for election as a director of the Company at the Company’s 2003 Annual Meeting of Stockholders, and (iii) all directors and officers of the Company as a group is set forth under the captions “Voting-Principal Stockholders” and “Election of Directors – Nominees” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions between the Company, its affiliates and certain other persons is set forth under the caption “Election of Directors – Certain Relationships and Related Transactions” in the Company’s Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of This Report:

(1)	Financial Statements.

The following consolidated financial statements are incorporated in Part II, Item 8 of this report from the Company’s 2002 Annual Report referred to in Item 5 above:

Consolidated Balance Sheets as of September 30, 2002 and 2001;

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three fiscal years ended September 30, 2002;

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended September 30, 2002;

Consolidated Statements of Cash Flows for the three fiscal years ended September 30, 2002;

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
Schedule II – Valuation and Qualifying Accounts and Reserves

(3)	Exhibits.

The exhibits listed on the following pages are filed as part of or are incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT NO.	DESCRIPTION

13(a)	Certificate of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 33-684 (the “Form S-4 Registration Statement”)

3(b)
Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

3(c)	Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)

4	Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)

10(a)	Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)

10(b)	1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)

10(c)	First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(d)	Executive Option Plan (Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(e)	Key Employee Stock Option Plan (Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(f)	1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration Statement)

10(g)	Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(h)	Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company

10(i)	Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks

10(j)
Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood’s properties in Winfield, Kansas (Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

10(k)
Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special Revolving Credit Note and Working Capital Revolving Credit Note (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1989)

10(l)
Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company’s Report on Form 8-K dated April 30, 1991)

10(m)
Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company’s Report on Form 8-K dated September 13, 1991).

10(n)
Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) – (See Exhibit 10p)

10(o)
Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown, Thermo-Flood and NationsBank of Georgia, N.A. (Formerly known as The Citizens and Southern National Bank) – (See Exhibit 10p)

10(p)
Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and NationsBank of Georgia N.A. (Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993)

10(q)	Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994

10(r)	Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19, 1994 (Exhibit A to the Company’s Notice of Special Meeting and Proxy Statement 1994)

10(s)	Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of Aqua-Chem and Andersen 2000 Inc. filed with Form 10Q for quarter ended December 31, 1995

EXHIBIT NO.	DESCRIPTION

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

10(y)
Mortgage note dated September 28, 2000 entered into by Griffin Environmental Company, Inc. and M&T Real Estate, Inc. in the amount of $850,000. Filed with Form 10K for the year ended September 30, 2001

10(z)
Mortgage notes dated August 27, 2001 in the amounts of $500,000 and $200,000, entered into by Crown Andersen Inc. and Andersen 2000 Inc. (borrowers) and Branch Banking and Trust Company. Filed with Form 10K for the year ended September 30, 2001.

13*	2002 Annual Report – Filed herewith

21	Subsidiaries – Filed herewith

99	Certifications Required by the Sarbanes-Oxley Act of 2002 – Filed herewith.

*Portions of the Company’s 2002 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 2002 Annual Report is furnished to the Commission solely for its information and is not deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

(c)	Exhibits:

See Item 14 (a)(3) above.

(d)	Financial Statement Schedule:

See Item 14 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN ANDERSEN INC
(Registrant)

Date: December 30, 2002	By:	/s/ Jack D. Brady
Jack D. Brady, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Jack D. Brady Jack D. Brady	Chairman of the Board, President, Principal Executive Officer and Principal Financial Officer	December 30, 2002

/s/ Jack C. Hendricks Jack C. Hendricks	Director	December 30, 2002

/s/ Randall H. Morgan Randall H. Morgan	Secretary/Treasurer and Principal Accounting Officer	December 30, 2002

/s/ Richard A. Beauchamp Richard A. Beauchamp	Director	December 30, 2002

/s/ L. Karl Legatski L. Karl Legatski	Director	December 30, 2002

/s/ Michael P. Marshall Michael P. Marshall	Director	December 30, 2002

/s/ Ruyintan E. Mehta Ruyintan E. Mehta	Director	December 30, 2002

/s/ Thomas Graziano Thomas Graziano	Director	December 30, 2002

/s/ Rene C. W. Francken Rene C. W. Francken	Director	December 30, 2002

CROWN ANDERSEN INC.
INDEX TO FINANCIAL STATEMENT SCHEDULES

		Page

Reports of Independent Certified Public Accountants on Financial Statement Schedules		17

Schedule	Schedule No.

Valuation and Qualifying Accounts and Reserves	II	18

All other schedules have been omitted because they are either not required, not applicable, or the information has otherwise been supplied.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
  of Crown Andersen Inc.
Peachtree City, Georgia

In connection with our audit of the consolidated financial statements of Crown Andersen Inc. and Subsidiaries referred to in our report dated December 13, 2002, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the year ended September 30, 2002.

In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/GRANT THORNTON, LLP.

Atlanta, Georgia
December 13, 2002

Board of Directors and Stockholders
  of Crown Andersen Inc.
Peachtree City, Georgia

The audit referred to in our report dated December 14, 2000, relating to the consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows of Crown Andersen Inc. and Subsidiaries, for the year ended September 30, 2000, which is incorporated in Item 8 of the Form 10-K by reference to the Annual Report to Stockholders for the year ended September 30, 2002, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia
December 14, 2000

SCHEDULE II

CROWN ANDERSEN INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
September 30, 2002
Allowance for doubtful accounts	$266,791	$54,554	$75,145	$246,200

Allowance reserve for assets held for resale	$180,000	$500,000	$—	$680,000

September 30, 2001
Allowance for doubtful accounts	$200,961	$108,853	$43,023	$266,791

Allowance reserve for assets held for resale	$180,000	$—	$—	$180,000

September 30, 2000
Allowance for doubtful accounts	$174,543	$46,136	$19,718	$200,961

CROWN ANDERSEN INC.
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	PAGE
3(a)	Certificate of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 33-684 (the “Form S-4 Registration Statement”)

3(b)
Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

3(c)	Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)

4	Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)

10(a)	Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)

10(b)	1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)

10(c)	First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(d)	Executive Option Plan (Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(e)	Key Employee Stock Option Plan (Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(f)	1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration Statement)

10(g)	Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(h)	Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company

10(i)	Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks

10(j)
Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood’s properties in Winfield, Kansas (Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

10(k)
Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special Revolving Credit Note and Working Capital Revolving Credit Note (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1989)

10(l)
Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company’s Report on Form 8-K dated April 30, 1991)

10(m)
Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company’s Report on Form 8-K dated September 13, 1991).

CROWN ANDERSEN INC.
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	PAGE
10(n)
Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) – (See Exhibit 10p)

10(o)
Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown, Thermo-Flood and NationsBank of Georgia, N.A. (Formerly known as The Citizens and Southern National Bank) – (See Exhibit 10p)

10(p)
Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and NationsBank of Georgia N.A. (Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993)

10(q)	Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994

10(r)	Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19, 1994 (Exhibit A to the Company’s Notice of Special Meeting and Proxy Statement 1994)

10(s)	Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of Aqua-Chem and Andersen 2000 Inc. filed with Form 10Q for quarter ended December 31, 1995

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

10(y)
Mortgage note dated September 28, 2000 entered into by Griffin Environmental Company, Inc. and M&T Real Estate, Inc. in the amount of $850,000. Filed with Form 10K for the year ended September 30, 2001

10(z)
Mortgage notes dated August 27, 2001 in the amounts of $500,000 and $200,000, entered into by Crown Andersen Inc. and Andersen 2000 Inc. (borrowers) and Branch Banking and Trust Company. Filed with Form 10K for the year ended September 30, 2001.

13*	2002 Annual Report – Filed herewith	21

21	Subsidiaries – Filed herewith	51

99	Certification Required by the Sarbanes-Oxley Act of 2002 – Filed herewith	52

*Portions of the Company’s 2002 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 2002 Annual Report is furnished to the Commission solely for its information and is not deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Randall H. Morgan, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.