Form 10QSB
period 2002-12-31
CROWN ANDERSEN INC
filed 2003-02-14
CIK 778808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED     DECEMBER 31, 2002     COMMISSION FILE NUMBER     0-14229

CROWN ANDERSEN INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1653577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

306 Dividend Drive, Peachtree City, Georgia	30269
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 486-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at December 31, 2002
Common Stock, $0.10 Par Value	1,857,669 shares

CROWN ANDERSEN INC.

ITEM 1.    Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$828,583	$1,457,512
Receivables:
Trade, less allowance of $282,900 and $246,200 for doubtful accounts	4,263,290	4,382,782
Other	63,310	26,227
Costs and estimated earnings in excess of billings on uncompleted contracts	3,640,083	3,509,009
Inventories	2,520,901	2,507,242
Refundable income taxes	955,436	955,436
Prepaid expenses	142,872	132,587
Deferred income taxes	174,915	—

TOTAL CURRENT ASSETS	12,589,390	12,970,795
LONG-TERM RECEIVABLE, net of discount of $163,364	1,132,636	1,132,636
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,652,984	2,680,579
PROPERTY AND EQUIPMENT HELD FOR SALE	1,490,000	1,490,000
GOODWILL, net of accumulated amortization of $233,923	650,000	650,000
OTHER ASSETS	159,426	159,426

TOTAL ASSETS	$18,674,436	$19,083,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$530,000	$470,000
Accounts payable	4,873,465	4,644,626
Accruals:
Compensation	635,391	596,922
Warranty	298,579	280,829
Miscellaneous	629,041	952,564
Billings on uncompleted contracts in excess of cost and estimated earnings	105,100	220,600
Current maturities of long-term debt	844,396	849,396

TOTAL CURRENT LIABILITIES	7,915,972	8,014,937
LONG-TERM DEBT, less current maturities	252,824	293,387

TOTAL LIABILITIES	8,168,796	8,308,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,857,669	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 18,249	(177,919)	(177,919)
Retained earnings	6,644,613	7,028,488
Foreign currency translation adjustment	14,782	(99,621)

TOTAL STOCKHOLDERS’ EQUITY	10,505,640	10,775,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,674,436	$19,083,436

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended December 31,
	2002	2001
REVENUES:
Contracts	$4,445,665	$5,605,311
Sales	352,224	360,553

	4,797,889	5,965,864

Cost of contracts and sales	4,135,401	5,417,906

GROSS PROFIT	662,488	547,958

Selling, general and administrative	1,104,408	1,009,547
Interest and other	65,955	16,897

	1,170,363	1,026,444

Income (loss) from operations before taxes on income	(507,875)	(478,486)
TAXES ON INCOME	(124,000)	(158,300)

NET INCOME (LOSS)	$(383,875)	$(320,186)

AVERAGE NUMBER OF SHARES—BASIC	1,857,669	1,855,217
AVERAGE NUMBER OF SHARES—DILUTED	1,857,669	1,855,217
EARNINGS PER SHARE:
BASIC	$(0.21)	$(0.17)
DILUTED	$(0.21)	$(0.17)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

	For The Three Months Ended December 31,
	2002	2001
Net income (loss)	$(383,875)	$(320,186)
Other Comprehensive Income Foreign Currency Translation Adjustment	114,403	50,997

COMPREHENSIVE INCOME (LOSS)	$(269,472)	$(269,189)

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(383,875)	$(320,186)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,768	81,214
Deferred income taxes	(148,663)	—
Change in operating assets and liabilities:
Trade and long-term receivables	145,622	(167,652)
Refundable income taxes	—	(270,645)
Costs and estimated earnings in excess of billings on uncompleted contracts	(131,074)	(578,195)
Inventories	31,795	411,215
Prepaid expenses	(8,492)	10,855
Accounts payable	170,369	(1,216,311)
Accrued expenses	(293,402)	(72,487)
Billings on uncompleted contracts in excess of costs and estimated earnings	(115,500)	(101,000)

Cash used in operating activities	(666,452)	(2,223,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,895)	(79,374)

Cash used in investing activities	(1,895)	(79,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	60,000	270,000
Repayment of long-term debt	(45,563)	(41,944)

Cash provided by (used in) financing activities	14,437	228,056

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	24,981	40,562

CASH AND CASH EQUIVALENTS:
Net decrease during the period	(628,929)	(2,033,948)
Balance at beginning of the period	1,457,512	3,583,321

BALANCE AT END OF PERIOD	$828,583	$1,549,373

See accompanying Notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

1.	Condensed footnotes:

As contemplated by the Securities and Exchange Commission instructions to Form 10-QSB, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.’s annual financial statements set forth in its Form 10-K for the year ended September 30, 2002.

2.	Earnings per share:

Earnings per share is computed based on the weighted average number of common shares, common stock options and warrants (using the treasury stock method) in accordance with FAS 128 “Earnings Per Share.”

Options and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the three months ended December 31, 2002 because they would have had an antidilutive effect.

3.	Stock options and warrants:

As of December 31, 2002, options to purchase 248,751 shares at an average price of $4.38 were outstanding under the Company’s stock option plan.

The Company also has outstanding warrants to purchase 300,000 shares of common stock under the Directors Stock Warrant Plan at $4.45 per share. Of the total 300,000 warrants outstanding, only 210,000 were vested as of December 31, 2002.

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

Inventories were $2,520,901 and $2,507,242 as of December 31, 2002 and September 30, 2002. Included in inventories is approximately $870,000 related to incineration equipment purchased from a former competitor.

6.	Long-term receivable:

On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company will receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of December 31, 2002. The note has been guaranteed by the customer’s parent company. Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000, which was previously guaranteed under a letter of credit with a bank.

The Company received the first three scheduled payments through April 1, 2001. During the period April 1, 2001 through September 30, 2001, the customer and the Company agreed on a selection of equipment to meet performance standards established in the Settlement agreement. As per the Agreement, the cost of this equipment was to be equally absorbed by the customer and the Company. The customer indicated until September 2001 that the October 2001 payment would be made as scheduled. When payment was not received as scheduled, Andersen advised the customer that it was in default of the Settlement Agreement and after several unsuccessful attempts to resolve the matter, Andersen filed for arbitration in accordance with the Settlement Agreement. It is management’s opinion that Andersen will be successful in arbitration and will receive the amounts due on this payment sometime during fiscal 2003.

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

During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one-year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets is presently $1,000,000. The Company’s December 31, 2002 balance sheet includes these assets as property and equipment held for sale.” The $670,000 note was paid in May 1999.

8.	Segment information:

The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company’s geographic segments of its operations is set forth below.

	Three Months Ended December 31,
	2002	2001
	(In thousands)
Revenues:
U.S. operations
Domestic	$1,751	$4,539
Export	2,150	856
The Netherlands operation	897	571

Total	$4,798	$5,966

Income (Loss) before taxes:
U.S. operations	$(450)	$153
The Netherlands operation	(58)	(631)

	$(508)	$(478)

Identifiable assets:
U.S. operations	$15,955	$19,143
The Netherlands operation	2,719	2,727

	$18,674	$21,870

Information regarding the Company’s industry segments of its operations is set forth below.

	Three Months Ended December 31,
	2002			2001
	(In Thousands)

	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total

Revenues from customers	4,147	651	4,798	5,060	906	5,966

Intersegment revenues	—	—	—	—	—	—

Depreciation and amortization	43	24	67	58	23	81

Segment pretax income (loss)	(337)	(171)	(508)	(387)	(91)	(478)

Segment assets	16,610	2,064	18,674	18,951	2,919	21,870

Expenditures for segment assets	2	—	2	39	40	79

9.	Commitments and contingencies:

There are no significant changes to the information discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2002.

10.	New accounting announcements:

Effective October 1, 2002, the Company adopted accounting standards prescribed under FAS Nos. 142, 143, 144, and 145, the effects of which are described in the following paragraphs.

FAS No. 142, “Goodwill and Other Intangible Assets”.    This standard addresses how intangible assets are required individually or with a group of other assets should be accounted for in financial statements upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this standard resulted in the Company no longer recognizing amortization of goodwill. Amortization expense for the three months ended December 31, 2001 was $15,000.

FAS No. 143, “Accounting for Asset Retirement Obligations.”    This standard requires companies to record a liability to recognize future obligations to remove assets. No significant obligations have been identified, and adoption of this standard did not have a significant impact on the Company’s financial statements.

FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”    This standard provides for the recognition and measurement of an impairment loss if it is determined the carrying amount of a long-lived asset is not recoverable, and exceeds its fair value. It also identifies events or changes in circumstances that would require a test for recoverability. Adoption of this standard did not have a significant impact on the Company’s financial statements.

FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 113, and Technical Corrections”.    Adoption of this standard did not have an impact on the Company’s financial statements.

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe FAS 148 will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” The Interpretation addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

1)	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2)	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights.

b.	The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities.

c.	The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

The Company believes that adoption of Interpretation 46 will not have an impact on its financial statements.

* * *

The financial information included in this report has not been certified and should not be relied upon to the same extent as certified financial statements. The financial information included in this report reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. Nevertheless, the results shown are for interim periods and are not necessarily indicative of results to be expected for the year.

ITEM 2.	Management’s Discussion and Analysis.

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

Liquidity and Capital Resources:

Cash and cash equivalents of $828,583 at December 31, 2002 decreased $628,929 from the September 30, 2002 balance of $1,457,512. This decrease was primarily due to the $383,875 operating loss for the first quarter of fiscal 2003. In addition, there was a reduction of $293,402 in accrued expenses due to the timing of the receipt of invoices from vendors. This was offset by a $170,369 increase in trade payables, which represent vendor invoices received. Billings on uncompleted contracts in excess of costs and estimated earnings decreased $115,500 due to the timing of invoices being issued to our customers.

Cash used for investing activities totaled $1,895. This amount represents capital expenditures at Montair.

Cash provided by financing activities netted $14,437. This amount includes borrowings by Griffin under its line of credit of $60,000 and repayment of long-term debt of $45,563.

As disclosed in Note 7 to the interim financial statements, during 1994 the Company repossessed certain equipment under a lease arrangement. The Company reduced the carrying value of this asset to $490,000 as of September 30, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company has active negotiations underway for the sale of this equipment. It is anticipated that this equipment will be sold in fiscal 2003.

The Company has pending litigation, which is fully disclosed in Note 11 to the Consolidated Financial Statements for fiscal year ended September 30, 2002. The Company believes that the final resolution of these matters will not result in a material adverse effect on the Company’s financial statements or its operations.

In August 2001, the Company obtained $700,000 in financing from a U.S. bank, a $500,000 mortgage loan and a temporary line of credit of $200,000. The mortgage loan is payable in 34 equal installments of $10,300, including interest at the rate of prime plus 3/4% through July 2004. The $200,000 line of credit expires on December 6, 2003 and bears interest at the rate of prime plus 3/4%. No borrowings had been made under this new line of credit at December 31, 2002. The proceeds from the mortgage loan were used to pay off a loan due to a former U.S. bank and for operating funds.

The Company’s cash flow projections for fiscal 2003 indicate that it will generate sufficient funds to finance operations internally. The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company’s ability to maintain projected operating levels and to meet certain obligations when they become due, or to grow from 2002 operating levels.

As of December 31, 2002, the Company’s equity in its Montair operation had increased in value by $114,403 from September 30, 2002 as a result of an increase in the foreign currency translation adjustment, reflecting a 6% decrease in the U.S. dollar against the Euro.

Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments

(In Thousands of Dollars)

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long-Term Debt *	$1,097	$844	$120	$133	0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	214	90	124	0	0
Unconditional Purchase Obligations	0	0	0	0	0

* Mortgage Loans Secured by Real Estate.

Note:    Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).

Commercial Commitments:

(Off balance sheet obligations)

Outstanding bank guarantees for performance bonds on Company’s manufactured equipment amounted to $1.8 million. Expiration date: Less than one (1) year.

Notes:    The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries and no related party transactions.

Results of Operations:

Revenues.

Revenues for the first quarter of fiscal 2003 were $4,797,889 compared with $5,965,864 for the first quarter of fiscal 2002 and $5,339,450 for the fourth quarter of fiscal 2002. The $1,167,975 (20%) decrease in revenues in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 was the result of lower revenues at the Company’s domestic operations. This decrease is attributed to the current downturn in the capital goods markets, primarily in the United States. For the first quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002, revenues were down $541,561 (10%). The pollution control and incinerator business segment of the company suffered a $572,800 decline in revenues due to the depressed capital goods market. The dust collection segment experienced a $31,200 improvement from the fourth quarter. There has recently been an increase in proposal activity in the dust collection segment of the business, but at this time, we cannot determine if this marks the beginning of the recovery for this segment. The pollution control and incinerator equipment segment is also beginning to see more proposal activity, but again, we have no way of predicting when this activity will turn into actual orders. Both domestic and foreign capital goods markets are currently in a depressed state, which is having a negative impact on the Company’s operations. Foreign sales (including Andersen exports and Montair sales) were $3.0 million in the first quarter of fiscal 2003 accounting for 64% of the Company’s revenue for the quarter. For the first quarter of fiscal 2002, foreign sales were $1.1 million or 18.8% of total revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

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

The Company continues to pursue business in the international marketplace. Domestic demand for the Company’s products has been slow during the past four years due to changes in U.S. environmental regulations and the sluggish economy for most of fiscal 2002 and the first fiscal quarter of 2003.

Cost of Sales.

For the first quarter of fiscal 2003, costs of sales were $4,135,401 as compared to first quarter of fiscal 2002 of $5,417,906 and $5,535,875 for the fourth quarter of fiscal 2002. The $1,282,505 (24%) decrease in the first quarter of fiscal 2003 from the comparable period in fiscal 2002 is primarily due to the decrease in revenues for the current period. Cost of sales for the first quarter of fiscal 2003 decreased $1,400,474 (25%) from the previous quarter primarily as a result of lower revenues. The percentage decrease in both cases out paced the decrease in revenues primarily due to cost reduction measures that have been put in place in response to the current economic climate.

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

Selling, General and Administrative Costs.

Selling, general and administrative expenses of $1,104,408 in the first quarter of fiscal 2003 increased $94,861 (9%) from the $1,009,547 reported for the first quarter of fiscal 2002. This increase is primarily the result of higher sales commissions on the projects for the current year. In fiscal 2002, there were a number of projects that carried a low commission rate as compared to the current year. In addition, during the first quarter of fiscal 2003 the Company incurred additional legal expenses of approximately $50,000 that are not expected to recur. First quarter expenses were $2,132 greater than the $1,102,276 in the fourth quarter of fiscal 2002 due to an increase in commission rate on sales and expenses associated with the fiscal year end audit that were incurred during the first quarter of fiscal

2003. Selling, general and administrative expenses were 23.0%, 16.9% and 20.6% of revenues for the first quarter of fiscal 2003, the first quarter of fiscal 2002 and the fourth quarter of fiscal 2002, respectively. With the exception of commissions; selling, general and administrative costs are generally fixed in nature and do not typically change in direct proportion to changes in revenue.

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

Interest and Other Expense.

For the first quarter of fiscal 2003 net interest and other expense was $65,955, a $49,058 (290%) increase over the $16,897 in the first quarter of fiscal 2002 and a $42,346 (179%) increase over the fourth quarter figures of $23,609. These increases are due to increased borrowings during the period and limited cash available for investment as compared to previous periods. Net interest and other expense was $16,897 for the first quarter of fiscal 2002, compared to $19,292 in the first quarter of fiscal 2001 and $2,667 in the fourth quarter of 2001. This decrease was primarily the result of lower interest rates during the first quarter of fiscal 2002.

Taxes on Income.

The effective tax benefit rate for the first quarter of fiscal 2003 is 24% compared to 33% for the first quarter of fiscal 2002 and (6%) in the fourth quarter of fiscal 2002. The fourth quarter of fiscal 2002 included a reduction of the benefit for an increase in the valuation allowance. It is anticipated that the economy will improve over the rest of fiscal 2003 and allow the company to utilize the current benefits. The effective tax benefit rate for the first quarter of fiscal 2002 was 33% compared to 38% for the first quarter of fiscal 2001 and 44% in the fourth quarter of fiscal 2001.

Net Income.

For the first quarter of fiscal 2003, the net loss is $383,875 or $0.21 per share (basic and diluted) compared to a net loss of $320,186 or $0.17 per share (basic and diluted) in the first quarter of fiscal 2002 and a net loss of $1,906,257 or $1.03 per share (basic and diluted) for the fourth quarter of fiscal 2002. Net loss for the first quarter of fiscal 2002 was $320,186 or $0.17 per share (basic and diluted) compared to $163,795 or $0.09 per share (basic and diluted) for the first quarter of 2001. In the fourth quarter of fiscal 2001, the Company reported net income of $392,739 or $0.21 per share (basic) and $0.19 per share (diluted).

Shares Outstanding.

The weighted average shares and equivalent shares outstanding were:

	First Quarter 2003	First Quarter 2002
Basic	1,857,669	1,855,217

Diluted	1,857,669	1,85,217

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

ITEM 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), are effective. The conclusion was reached after an evaluation of these controls and procedures as of a date within 90 days prior to the filing date of this report.

(b)	Changes in internal controls.

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls subsequent to the evaluation described above.

CROWN ANDERSEN INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

ITEM 5.	Other Information:

N/A

ITEM 6.	Exhibits and Reports on Form 8-K

99.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN ANDERSEN INC.

Dated: February 13, 2003	By:	/s/ JACK D. BRADY
Jack D. Brady Chairman of the Board (Duly Authorized Officer)

.

Dated: February 13, 2003	By:	/s/ RANDALL H. MORGAN
Randall H. Morgan Secretary and Treasurer (Principal Financial Officer)

CERTIFICATION

I, Jack D. Brady, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Crown Andersen Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 13, 2003

/s/ JACK D. BRADY
Jack D. Brady Principal Executive Officer

CERTIFICATION

I, Randall H. Morgan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Crown Andersen Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 13, 2003

/s/ RANDALL H. MORGAN
Randall H. Morgan Principal Financial Officer