Form 10QSB
period 2003-03-31
CROWN ANDERSEN INC
filed 2003-05-15
CIK 778808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2003	COMMISSION FILE NUMBER 0-14229

CROWN ANDERSEN INC

(Exact name of registrant as specified in its charter)

Delaware	58-1653577

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

306 Dividend Drive, Peachtree City, Georgia	30269

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 486-2000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2003

Common Stock, $0.10 Par Value	1,865,138 shares

CROWN ANDERSEN INC.

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002

	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$881,777	$1,457,512
Receivables:
Trade, less allowance of $283,300 and $246,200 for doubtful accounts	3,154,125	4,382,782
Other	34,630	26,227
Costs and estimated earnings in excess of billings on uncompleted contracts	5,030,747	3,509,009
Inventories	2,567,403	2,507,242
Refundable income taxes	605,916	955,436
Prepaid expenses	201,430	132,587

TOTAL CURRENT ASSETS	12,476,028	12,970,795
LONG-TERM RECEIVABLE, net of discount of $163,364	1,132,636	1,132,636
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,633,026	2,680,579
PROPERTY AND EQUIPMENT HELD FOR SALE	1,490,000	1,490,000
GOODWILL, net of accumulated amortization of $233,923	650,000	650,000
OTHER ASSETS	157,426	159,426

TOTAL ASSETS	$18,539,116	$19,083,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$903,100	$470,000
Accounts payable	5,248,516	4,644,626
Accruals:
Compensation	528,805	596,922
Warranty	266,943	280,829
Miscellaneous	609,252	952,564
Billings on uncompleted contracts in excess of cost and estimated earnings	51,290	220,600
Current maturities of long-term debt	406,358	849,396

TOTAL CURRENT LIABILITIES	8,014,264	8,014,937
LONG-TERM DEBT, less current maturities	649,179	293,387

TOTAL LIABILITIES	8,663,443	8,308,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,865,138 and 1,857,669	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 10,780 and 18,249	(159,844)	(177,919)
Retained earnings	5,970,823	7,028,488
Foreign currency translation adjustment	40,530	(99,621)

TOTAL STOCKHOLDERS’ EQUITY	9,875,673	10,775,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,539,116	$19,083,436

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,

	2003	2002	2003	2002

REVENUES:
Contracts	$4,062,206	$5,944,833	$8,507,871	$11,550,144
Sales	463,966	232,008	816,190	592,561

	4,526,172	6,176,841	9,324,061	12,142,705

Cost of contracts and sales	4,027,235	5,026,086	8,162,636	10,443,992

GROSS PROFIT	498,937	1,150,755	1,161,425	1,698,713

Selling, general and administrative	1,032,535	1,070,006	2,136,943	2,079,553
Interest and other	49,892	28,032	115,847	44,929

	1,082,427	1,098,038	2,252,790	2,124,482

Income (loss) from operations before taxes on income	(583,490)	52,717	(1,091,365)	(425,769)
TAXES (BENEFIT) ON INCOME (LOSS)	90,300	24,100	(33,700)	(134,200)

NET INCOME (LOSS)	$(673,790)	$28,617	$(1,057,665)	$(291,569)

AVERAGE NUMBER OF SHARES - BASIC	1,857,669	1,855,217	1,859,536	1,855,217
AVERAGE NUMBER OF SHARES - DILUTED	1,857,669	2,024,292	1,859,536	1,855,217
EARNINGS PER SHARE:
BASIC	$(0.36)	$0.02	$(0.57)	$(0.16)
DILUTED	$(0.36)	$0.01	$(0.57)	$(0.16)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

	For The Three Months Ended March 31,		For The Six Months Ended March 31,

	2003	2002	2003	2002

Net income	$(673,790)	$28,617	$(1,057,665)	$(291,569)
Other Comprehensive Income Foreign Currency Translation Adjustment	25,748	(69,757)	140,151	(120,754)

COMPREHENSIVE INCOME	$(648,042)	$(41,140)	$(917,514)	$(412,323)

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,057,665)	$(291,569)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,910	158,843
Deferred income taxes	—	(62,000)
Change in operating assets and liabilities:
Trade and long-term receivables	1,255,889	846,319
Refundable income taxes	393,781	(307,774)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,521,738)	(92,646)
Inventories	16,419	247,310
Prepaid expenses	(65,822)	14,886
Accounts payable	505,381	(2,340,982)
Accrued expenses	(469,284)	195,648
Billings on uncompleted contracts in excess of costs and estimated earnings	(169,310)	104,000
Other	2,000	—

Cash used in operating activities	(973,439)	(1,527,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,554)	(122,732)

Cash used in investing activities	(26,554)	(122,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	433,100	290,000
Payments on notes payable	—	(4,100)
Repayment of long-term debt	(87,246)	(81,047)
Issuance of treasury stock	18,075	—

Cash provided by financing activities	363,929	204,853

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	60,329	(45,694)

CASH AND CASH EQUIVALENTS:
Net decrease during the period	(575,735)	(1,491,538)
Balance at beginning of the period	1,457,512	3,583,321

BALANCE AT END OF PERIOD	$881,777	$2,091,783

See accompanying Notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

             Options and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 because they would have had an antidilutive effect.

3.          Stock options and warrants:

             As of March 31, 2003, options to purchase 248,751 shares at an average price of $4.38 were outstanding under the Company’s stock option plan.

             The Company also has outstanding warrants to purchase 290,000 shares of common stock under the Directors Stock Warrant Plan at $4.44 per share.  Of the total 290,000 warrants outstanding, 214,000 were vested as of March 31, 2003.

             At March 31, 2003, the Company has two stock-based employee compensation plans, which are described in Note 9 in its Form 10-K for the year ended September 30, 2002.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended March 31,

	2003	2002

Net loss, as reported	$(1,057,665)	$(291,569)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,873)	(35,472)

Pro forma net loss	$(1,078,538)	$(327,041)

Loss per share:
Basic – as reported	$(0.57)	$(0.16)
Basic – pro forma	$(0.58)	$(0.18)
Diluted – as reported	$(0.57)	$(0.16)
Diluted – pro forma	$(0.58)	$(0.18)

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

5.          Inventories:

             Inventories were $2,567,403 and $2,507,242 as of March 31, 2003 and September 30, 2002.  Included in inventories is approximately $870,000 related to incineration equipment purchased from a former competitor.

6.          Long-term receivable:

             On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996.  Under terms of the agreement the Company will receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of March 31, 2003.   The note has been guaranteed by the customer’s parent company.  Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000, which was previously guaranteed under a letter of credit with a bank.

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

             During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary.  Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one-year, non-interest bearing promissory note in the amount of $670,000.  In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company.  The estimated value of these assets is presently $1,000,000.   The Company’s March 31, 2003 balance sheet includes these assets as property and equipment held for sale.”  The $670,000 note was paid in May 1999.  A sale agreement had been agreed upon at the end of March 2003 and the completion of the sale of this property is contemplated during the third quarter of fiscal 2003.

8.          Segment information:

             The Company operates in two industry segments: pollution control systems and dust collectors.  Information regarding the Company’s geographic segments of its operations is set forth below.

	Six Months Ended March 31,

	2003	2002

	(In Thousands)
Revenues:
U.S. operations
Domestic	$3,273	$8,118
Export	4,315	2,519
The Netherlands operation	1,736	1,506

Total	$9,324	$12,143

Income (Loss) before taxes:	$(971)	$187
U.S. operations	(120)	(613)

The Netherlands operation	$(1,091)	$(426)

Identifiable assets:	$16,056	$18,403
U.S. operations	2,573	2,445

The Netherlands operation	$18,629	$20,848

             Information regarding the Company’s industry segments of its operations is set forth below.

	Six Months Ended March 31,

	2003			2002

	(In Thousands)
	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total

Revenues from customers	8,089	1,235	9,324	10,141	2,002	12,143
Intersegment revenues	—	—	—	46	99	145
Depreciation and amortization	88	49	137	111	48	159
Segment pretax income (loss)	(707)	(384)	(1,091)	(237)	(189)	(426)
Segment assets	16,609	2,020	18,629	18,068	2,780	20,848
Expenditures for segment assets	27	—	27	72	50	122

9.          Commitments and contingencies:

             There are no significant changes to the information discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2002.

             Outstanding bank guarantees for performance bonds on Company’s manufactured equipment amounted to $1.9 million.  Expiration date: Less than one (1) year.

10.          New accounting announcements:

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

             On December 31, 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company does not believe FAS 148 will have a material effect on its financial statements.

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

11.          Goodwill and intangibles:

Effective October 1, 2002, the Company adopted accounting standards prescribed under FAS Nos. 142, 143, 144, and 145, the effects of which are described in the following paragraphs.

             FAS No. 142, “Goodwill and Other Intangible Assets”.  This standard addresses how intangible assets are required individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Adoption of this standard resulted in the Company no longer recognizing amortization of goodwill.  Amortization expense for the six months ended March 31, 2002 was $30,000.

             By September 30, 2003, the Company will have completed a transitional fair value based impairment test of Goodwill and all intangible assets.

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

Critical Accounting Policies:

             The financial statements include the accounts of Crown Andersen Inc. and its subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

             The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.  When amounts are determined to be uncollectible, they are charged to operations.

             The Company contracts are accounted for under the percentage of completion method of accounting.  Under this method, the percentage of contract revenue to be currently recognized currently is based on management’s estimates of costs incurred and an estimate of total estimated costs.  Estimates of costs incurred include irrevocable commitments to purchase specialized materials and equipment unique to the project.  These estimates are reviewed by management monthly and adjusted accordingly.  However, due to uncertainties inherent in the estimation process, actual results could differ from those estimates.

Liquidity and Capital Resources:

             Cash and cash equivalents of $881,777 at March 31, 2003 decreased $575,735 from the September 30, 2002 balance of $1,457,512.  This decrease was primarily due to the $1,057,665 operating loss for the first six months of fiscal 2003.  This was offset by a $349,520 decrease in refundable income taxes, which represents receipt of these funds.  Billings on uncompleted contracts in excess of costs and estimated earnings increased $1,521,700 due to the timing of invoices being issued to our customers.  These amounts were primarily represented by two large contracts that were shipped in April 2003.

             Cash used for investing activities totaled $26,554.   This amount represents capital expenditures at Montair.

             Cash provided by financing activities netted $363,929.  This amount includes borrowings by Andersen and Griffin under their lines of credit of $433,100 and repayment of long-term debt of $87,246.

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

             In August 2001, the Company obtained $700,000 in financing from a U.S. bank, a $500,000 mortgage loan and a temporary line of credit of $200,000.  The mortgage loan is payable in 34 equal installments of $10,300, including interest at the rate of prime plus 3/4% through July 2004.  The $200,000 line of credit expires on December 6, 2003 and bears interest at the rate of prime plus 3/4%.  No borrowings had been made under this new line of credit at March 31, 2003.  The proceeds from the mortgage loan were used to pay off a loan due to a former U.S. bank and for operating funds.  The Company secured a separate line of credit of $600,000 through August 2003 against one of its projects.  As of March 31, 2003, the Company had borrowed $300,000 against this line.

             The Company’s cash flow projections for fiscal 2003 indicate that it should be able to generate sufficient funds to finance operations internally.  However, all credit lines will be fully utilized before positive cash flow enables the Company to return to internal financing as its primary source of working capital.  At the end of the second quarter, the Company had encountered a period of negative cash flow that had continued into the third quarter.  This problem was created by slow payments from its customers, but it is managements’ opinion that these funds will be paid during the third quarter.  The inability of the Company to be able to obtain necessary financing within a timely fashion could have an unfavorable impact on the Company’s ability to maintain projected operating levels and to meet certain obligations when they become due, or to grow from 2002 operating levels.

             As of March 31, 2003, the Company’s equity in its Montair operation had increased in value by $140,151 from September 30, 2002 as a result of an increase in the foreign currency translation adjustment, reflecting a 9% decrease in the U.S. dollar against the Euro.

             Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments
(In Thousands of Dollars)

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	4 –5 Years	Over 5 Years

Long-Term Debt *	$1,055	$406	$120	$529	0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	214	90	124	0	0
Unconditional Purchase Obligations	0	0	0	0	0

* Mortgage Loans Secured by Real Estate.

Note: Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).

Commercial Commitments:

(Off balance sheet obligations)

Outstanding bank guarantees for performance bonds on Company’s manufactured equipment amounted to $1.9 million. Expiration date: Less than one (1) year.

Notes: The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries and no related party transactions.

Results of Operations:

Revenues.

             Revenues for the first six months of fiscal 2003 were $9,324,061 compared to $12,142,705 for the first six months of fiscal 2002.  The $2.8 million or 23% reduction in revenues for fiscal 2003 is the result of lower sales and revenues at the Company’s U.S. domestic operations for the current fiscal year.  The lower revenues are attributed to the current downturn in the capital goods markets, primarily in the United States.  Revenues for the second quarter of fiscal 2003 were $4,526,172 as compared to $6,176,841 in revenues for the same period of fiscal 2002 and $4,797,889 for the first quarter of fiscal 2003.  Due to unexpected delays in equipment shipments requested by customers, revenues for the second quarter of fiscal 2003 were less than first quarter of fiscal 2003.  During the last half of fiscal 2002 and for all of fiscal 2003, the Company has experienced a significant slowdown in incoming orders due to the slowdown in the manufacturing sector of the economy.  For the current fiscal year, Andersen and Griffin have experienced the worst impact of the current economic situation.  The rate of incoming orders is much lower than in previous years.  The proposal activity remains strong, but the release of these orders has been extremely slow.  These potential orders are not being released to competitors but are being delayed until there is an improvement in the economy.  The Company anticipates receiving a number of orders during the third quarter of fiscal 2003, but it is too early to predict when these orders will be issued or if they will be issued in time to have a material impact on fiscal 2003 results.

             Revenues of $12,142,705 for the first six months of fiscal 2002 decreased $2,286,633 or 16% from the first six months of fiscal 2001 revenues of $14,429,338.  For the second quarter of fiscal 2002 revenues were $6,176,841 compared with $6,648,067 for the second quarter of fiscal 2001.  The declines in revenues for fiscal 2002 were primarily the result of decreased revenues at the Griffin and Montair operations.  The decrease in revenues at Griffin was due to the slowdown in the manufacturing sector of the economy in the aftermath of September 11.

             Foreign sales (including Andersen exports and Montair sales) were $6.1 million in the first six months of fiscal 2003 accounting for 65% of the Company’s revenue for the period.  For the first six months of fiscal 2002, foreign sales were $4.0 million or 33% of total revenues.  All changes in revenues are related to the quantity of products sold, not to pricing changes.

             The Company continues to pursue business in the international marketplace.  Domestic demand for the Company’s products has been slow during the past four years due to changes in U.S. environmental regulations and the sluggish economy for most of fiscal 2002 and the first half of fiscal 2003.

Cost of Sales.

             For the first six months of fiscal 2003, costs of sales were $8,162,636 as compared to first six months of fiscal 2002 of $10,443,992.  The $2,281,356 (22%) decrease in fiscal 2003 from the comparable period in fiscal 2002 is primarily due to the decrease in revenues for the current period.  Cost of sales for the second quarter of fiscal 2003 of $4,027,235 decreased $998,851 (20%) from the $5,026,086 for the second quarter of fiscal 2002 and decreased $108,166 (3%) from the $4,135,401 in the first quarter of fiscal 2003, primarily as a result of lower revenues.

             For the first six months of fiscal 2002, cost of sales decreased $1,054,682 (9%) from the $11,498,674 reported for the first six months of fiscal 2001.  Cost of sales for the second quarter of fiscal 2002 was $5,026,086 and for the second quarter of fiscal 2001, these costs were $5,209,796.  For the first fiscal quarter of 2002 the costs were $5,417,906.  The decrease in cost of sales in fiscal 2002 was due to the decrease in revenues for the period.

Selling, General and Administrative Costs.

             Selling, general and administrative expenses of $2,136,943 for the first six months of fiscal 2003 increased $57,390 (3%) from the $2,079,553 reported for the comparable period of fiscal 2002.  This increase is primarily the result of higher sales commissions on the projects for the current year.  Fiscal 2003 second quarter expenses of $1,032,535 were $37,471 less than the $1,070,006 in the second quarter of fiscal 2002 and $71,873 less than the $1,104,408 for the first quarter of fiscal 2003. As a percentage of revenues, selling, general and administrative expenses were 23.0% and 17% for the first six months of fiscal 2003 and 2002, respectively.  These percentages were 23%, 17% and 23% for the second quarter of fiscal 2003, the second quarter of fiscal 2002 and the first quarter of fiscal 2003, respectively.  With the exception of commissions: selling, general and administrative costs are generally fixed in nature and do not typically change in direct proportion to changes in revenue.

             Selling, general and administrative costs decreased $258,268 (11%) to $2,079,553 in the first six months of fiscal 2002 from the fiscal 2001 level of $2,337,821.  These costs for the second quarter of fiscal 2002 were $1,070,006 and for the comparable period of fiscal 2001 they were $1,128,915.  As a percentage of revenues these costs are comparable for the periods.

Interest and Other Expense.

             For the first six months of fiscal 2003 net interest and other expense was $115,847, a $70,918 (158%) increase over the $44,929 in the first six months of fiscal 2002.  For the second quarter of fiscal 2003, net interest and other expense was $49,892 compared to $28,032 for the second quarter of fiscal 2002 and $65,955 in the first quarter of fiscal 2003.  These increases are due to increased borrowings during the period and limited cash available for investment as compared to previous periods.

             The $44,929 in net interest and other expenses for the first six months in fiscal 2002 was $27,362 less than the comparable period of fiscal 2001.  For the second quarter of fiscal 2002, the net expenses were $28,032 compared to $52,999 for the second quarter of fiscal 2001.  The fiscal 2002 decrease from fiscal 2001 is attributed to lower interest rates during fiscal 2002.

Taxes on Income.

             The effective U.S. tax rate for the first six months of fiscal 2003 is 0% compared to 31% for the first six months of fiscal 2002.  The effective tax rate for the second quarter of fiscal 2002 was 45% and the tax benefit rate was 24% for the first quarter of fiscal 2003.   In the second quarter of fiscal 2003,

management determined that the previously recorded deferred tax asset will more likely than not be unutilized.  Accordingly, in the three months ended March 31, 2003, the Company recorded a valuation allowance to completely reserve the deferred tax asset.

Net Income.

             For the first six months of fiscal 2003, the net loss was $1,057,665 or $0.57 per share (basic and diluted) compared to a net loss of $291,569 or $0.16 per share (basic and diluted) in the first six months of fiscal 2002.  The net loss for the second quarter of fiscal 2003 was $673,790 or $0.36 per share (basic and diluted) compared to income of $28,617 or $0.02 per share (basic) and $0.01 (diluted) for the second quarter of 2002.

             The net loss for the first six months of fiscal 2002 was $291,569 or $0.16 per share (basic and diluted) compared to income of $327,752 or $0.18 per share (basic) and $0.17 per share (diluted) for the first six months of fiscal 2001.  For the second quarter of fiscal 2002, net income was $28,617 or $0.02 per share (basic) and $0.01 per share (diluted) compared to $163,957 or $0.09 per share (basic and $0.08 per share (diluted) for the second quarter of fiscal 2001.

Shares Outstanding.

             The weighted average shares and equivalent shares outstanding were:

	Basic	Diluted

First six months of 2003	1,859,536	1,859,536
First six months of 2002	1,855,217	1,855,217
Second quarter of 2003	1,857,669	1,857,669
Second quarter of 2002	1,855,217	2,024,292
First quarter of 2003	1,857,669	1,857,669

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

(a)

The Annual Meeting of Stockholders of the registrant was held on February 12, 2003.  At the Annual Meeting of Stockholders, proxies were solicited under Regulation 14A of the Exchange Act and all management nominees for the directors in the proxy statement were elected.  There was no solicitation in opposition to management’s nominees.  In addition, the following proposal was approved:

The appointment of Grant Thornton, LLP as independent accountants of the Company for fiscal year ending September 30, 2003.

1,797,980 shares were cast in favor of the proposal to appoint Grant Thornton, LLP, 25,800 shares were voted against the proposal and there were 45 shares that abstained from the vote.

ITEM 5.	Other Information:

N/A

ITEM 6.	Exhibits and Reports on Form 8-K

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN ANDERSEN INC.

Dated: May 14, 2003	By:	/s/ JACK D. BRADY

Jack D. Brady Chairman of the Board (Duly Authorized Officer)

Dated: May 14, 2003	By:	/s/ RANDALL H. MORGAN

Randall H. Morgan Secretary and Treasurer (Principal Financial Officer)

CERTIFICATION

I, Jack D. Brady, certify that:

          1.  I have reviewed this quarterly report on Form 10-QSB of Crown Andersen Inc.;

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

          4.  The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:  May 14, 2003

/s/ JACK D. BRADY

Jack D. Brady Principal Executive Officer

CERTIFICATION

I, Randall H. Morgan, certify that:

          1.  I have reviewed this quarterly report on Form 10-QSB of Crown Andersen Inc.;

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

          4.  The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:  May 14, 2003

/s/ RANDALL H. MORGAN

Randall H. Morgan Principal Financial Officer