Form 10QSB
period 2003-06-30
CROWN ANDERSEN INC
filed 2003-08-14
CIK 778808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2003

COMMISSION FILE NUMBER 0-14229

CROWN ANDERSEN INC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1653577 (I.R.S. Employer Identification No.)

306 Dividend Drive, Peachtree City, Georgia (Address of principal executive offices)	30269 (Zip Code)

Registrant’s telephone number, including area code (770) 486-2000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class Common Stock, $0.10 Par Value	Outstanding at June 30, 2003 1,865,138 shares

CROWN ANDERSEN INC.

SIGNATURES	17

CERTIFICATIONS	18-21

ITEM 1.	Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002

	(Unaudited)	(Audited)

ASSETS
CURRENT:
Cash and cash equivalents	$775,082	$1,457,512
Receivables:
Trade, less allowance of $279,500 and $246,200 for doubtful accounts	2,222,675	4,382,782
Other	105,587	26,227
Costs and estimated earnings in excess of billings on uncompleted contracts	4,846,941	3,509,009
Inventories	2,743,152	2,507,242
Current maturities of long-term note	57,000	—
Refundable income taxes	580,725	955,436
Prepaid expenses	209,931	132,587

TOTAL CURRENT ASSETS	11,541,093	12,970,795
LONG-TERM NOTE RECEIVABLE	933,747	—
LONG-TERM RECEIVABLE, net of discount of $163,364	1,132,636	1,132,636
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,598,728	2,680,579
PROPERTY AND EQUIPMENT HELD FOR SALE	490,000	1,490,000
GOODWILL, net of accumulated amortization of $233,923	650,000	650,000
OTHER ASSETS	151,427	159,426

TOTAL ASSETS	$17,497,631	$19,083,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$1,200,000	$470,000
Accounts payable	4,247,042	4,644,626
Accruals:
Compensation	483,661	596,922
Warranty	286,490	280,829
Miscellaneous	511,452	952,564
Billings on uncompleted contracts in excess of cost and estimated earnings	107,950	220,600
Current maturities of long-term debt	379,695	849,396

TOTAL CURRENT LIABILITIES	7,216,290	8,014,937
LONG-TERM DEBT, less current maturities	633,277	293,387

TOTAL LIABILITIES	7,849,567	8,308,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding, 1,865,138 and 1,857,669	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 10,780 and 18,249	(159,844)	(177,919)
Retained earnings	5,663,225	7,028,488
Foreign currency translation adjustment	120,519	(99,621)

TOTAL STOCKHOLDERS’ EQUITY	9,648,064	10,775,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,497,631	$19,083,436

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,

	2003	2002	2003	2002

REVENUES:
Contracts	$3,758,796	$4,200,865	$12,266,667	$15,751,009
Sales	513,562	421,112	1,329,752	1,013,673
Other	—	—	—	—

	4,272,358	4,621,977	13,596,419	16,764,682

Cost of contracts and sales	3,517,021	4,750,119	11,679,657	15,194,111

GROSS PROFIT	755,337	(128,142)	1,916,762	1,570,571

Selling, general and administrative	964,434	988,691	3,101,377	3,068,244
Interest and other	61,501	35,783	177,348	80,712

	1,025,935	1,024,474	3,278,725	3,148,956

Income (loss) from operations before taxes on income	(270,598)	(1,152,616)	(1,361,963)	(1,578,385)
TAXES (BENEFIT) ON INCOME (LOSS)	37,000	(408,900)	3,300	(543,100)

NET INCOME (LOSS)	$(307,598)	$(743,716)	$(1,365,263)	$(1,035,285)

AVERAGE NUMBER OF SHARES - BASIC	1,865,138	1,856,443	1,861,404	1,855,626
AVERAGE NUMBER OF SHARES - DILUTED	1,865,138	1,856,443	1,861,404	1,855,626
EARNINGS PER SHARE:
BASIC	$(0.16)	$(0.40)	$(0.73)	$(0.56)
DILUTED	$(0.16)	$(0.40)	$(0.73)	$(0.56)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,

	2003	2002	2003	2002

Net income	$(307,598)	$(743,716)	$(1,365,263)	$(1,035,285)
Other Comprehensive Income
Foreign Currency Translation Adjustment	79,989	174,830	220,140	105,073

COMPREHENSIVE INCOME	$(227,609)	$(568,886)	$(1,145,123)	$(930,212)

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For The Nine Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	($1,365,263)	$(1,035,285)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,762	246,431
Refundable income taxes	372,520	(421,509)
Deferred income taxes	—	(290,300)
Change in operating assets and liabilities:
Trade and long-term receivables	2,222,897	893,081
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,337,932)	299,002
Inventories	(114,177)	794,503
Prepaid expenses	(72,542)	7,073
Accounts payable	(544,851)	(2,261,213)
Accrued expenses	(627,931)	(265,838)
Billings on uncompleted contracts in excess of costs and estimated earnings	(112,650)	(173,000)
Other	8,000	(13,351)

Cash used in operating activities	(1,362,167)	(2,220,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(990,748)	—
Assets held for resale	1,000,000	—
Capital expenditures	(28,075)	(166,725)

Cash used in investing activities	(18,823)	(166,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	730,000	270,000
Payments on notes payable	—	5,900
Repayment of long-term debt	(129,811)	(135,057)
Issuance of treasury stock	18,075	20,227

Cash provided by (used in) financing activities	618,264	161,070

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	80,296	80,055

CASH AND CASH EQUIVALENTS:
Net decrease during the period	(682,430)	(2,146,006)
Balance at beginning of the period	1,457,512	3,583,321

BALANCE AT END OF PERIOD	$775,082	$1,437,315

See accompanying Noted to Consolidated Financial Statements.

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

Options and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2003 because they would have had an antidilutive effect.

3.          Stock options and warrants:

As of June 30, 2003, options to purchase 188,751 shares at an average price of $4.42 were outstanding under the Company’s stock option plan.

The Company also has outstanding warrants to purchase 290,000 shares of common stock under the Directors Stock Warrant Plan at $4.44 per share. Of the total 290,000 warrants outstanding, 252,000 were vested as of June 30, 2003.

At June 30, 2003, the Company has two stock-based employee compensation plans, which are described in Note 9 in its Form 10-K for the year ended September 30, 2002. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended June 30,

	2003	2002

Net loss, as reported	$(1,365,263)	$(1,035,285)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78,275)	(53,208)

Pro forma net loss	$(1,443,538)	$(1,088,493)

Loss per share:
Basic – as reported	$(0.73)	$(0.56)
Basic – pro forma	$(0.78)	$(0.59)
Diluted – as reported	$(0.73)	$(0.56)
Diluted – pro forma	$(0.78)	$(0.59)

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

5.          Inventories:

Inventories were $2,743,152 and 2,507,242 as of June 30, 2003 and September 30, 2002. Included in inventories is approximately $870,000 related to incineration equipment purchased from a former competitor.

6.          Long-term receivable:

On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company was to receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of June 30, 2003. The note has been guaranteed by the customer’s parent company. Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000, which was previously guaranteed under a letter of credit with a bank.

The Company received the first three scheduled payments through April 1, 2001. During the period April 1, 2001 through September 30, 2001, the customer and the Company agreed on a selection of equipment to meet performance standards established in a binding Settlement Agreement. As per the Agreement, the cost of this equipment was to be equally absorbed by the customer and the Company. The customer indicated until September 2001 that the October 2001 payment would be made as scheduled. When payment was not received as scheduled, Andersen 2000 Inc, a subsidiary of the Company, advised the customer that it was in default of the Settlement Agreement and after several unsuccessful attempts to resolve the matter, Andersen filed for arbitration in accordance with the Settlement Agreement. The arbitration was completed in July 2003 with a decision expected by December 2003. It is management’s opinion that Andersen will be successful in this arbitration and will receive the amounts due on this payment sometime during early fiscal 2004.

7.          Property and equipment held for sale:

On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer’s default during 1994, the Company terminated the lease, repossessed the equipment, reclassified the asset as equipment held for sale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser to review the carrying value of this unit on a periodic basis. During fiscal year 1998, the carrying value of the equipment was reduced to $490,000. Negotiations are underway to sell this equipment.

During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one-year, non-interest bearing promissory note in the amount of $670,000, which was paid in May 1999. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets was recorded at a value of $1,000,000. Effective May 30, 2003, the Company sold the Kansas property and accepted a twelve-year note in the amount of $1,000.000 plus interest (6.43%) for the property. The Company’s June 30, 2003 balance sheet includes this receivable as long-term note.

8.          Segment information:

The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company’s geographic segments of its operations is set forth below.

	Nine Months Ended June 30,

	2003	2002

	(In Thousands)
Revenues:
U.S. operations
Domestic	$4,794	$10,589
Export	5,954	3,970
The Netherlands operation	2,848	2,206

Total	$13,596	$16,765

Income (Loss) before taxes:
U.S. operations	$(1,379)	$(637)
The Netherlands operation	17	(941)

	$(1362)	$(1,578)

Identifiable assets:	$14,725	$17,065
U.S. operations	2,773	2,579

The Netherlands operation	$17,498	$19,644

Information regarding the Company’s industry segments of its operations is set forth below.

	Nine Months Ended June 30,

	2003			2002

	(In Thousands)
	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total

Revenues from customers	11,434	2,162	13,596	14,189	2,576	16,765
Intersegment Revenues	—	168	168	—	128	128
Depreciation and amortization	137	73	210	173	73	246
Segment pretax income (loss)	(912)	(450)	(1,362)	(1,058)	(520)	(1,578)
Segment assets	15,557	1,941	17,498	17,450	2,194	19,644
Expenditures for segment assets	28	—	28	117	50	167

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

Liquidity and Capital Resources:

Cash and cash equivalents of $775,082 at June 30, 2003 decreased $682,430 from the September 30, 2002 balance of $1,457,512. This decrease was due to the $1,365,263 operating loss for the first nine months of fiscal 2003 and to substantial slowdown in customer payments of valid invoices in a timely fashion. This was offset by a $372,520 decrease in refundable income taxes, which represents receipt of these funds. Costs and estimated earnings in excess of billings on uncompleted contracts increased $1,337,932 due to the timing of invoices being issued to our customers. These amounts were primarily the result of two large contracts that were being installed in June 2003. The installation on these contracts was delayed due to unusual weather conditions in Malaysia that made it impossible to complete site work. The delay on these projects together with various payment delays by other customers, created severe cash flow problems for the Company which will continue for at least the next three months.

Cash used for investing activities netted $18,823. This amount represents capital expenditures of $28,00 at Montair, the sale of the Kansas property and the corresponding note receivable for the this sale.

Cash provided by financing activities netted $618,264. This amount includes borrowings by Andersen and Griffin under their lines of credit of $730,000 and repayment of long-term debt of $129,811.

As disclosed in Note 7 to the interim financial statements, during 1994 the Company repossessed certain equipment under a lease arrangement. The Company reduced the carrying value of this asset to $490,000 as of September 30, 1998 and it is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company has active negotiations underway for the sale of this equipment. It is anticipated that this equipment will be sold before the end of fiscal 2004.

The Company has pending litigation, which is fully disclosed in Note 11 to the Consolidated Financial Statements for fiscal year ended September 30, 2002. The Company believes that the final resolution of these matters will not result in a material adverse effect on the Company’s financial statements or its operations.

In August 2001, the Company obtained $700,000 in financing from a U.S. bank, a $500,000 mortgage loan and a temporary line of credit of $200,000. The mortgage loan is payable in 34 equal installments of $10,300, including interest at the rate of prime plus 3/4% through July 2004. The $200,000 line of credit expires on December 6, 2003 and bears interest at the rate of prime plus 3/4%. No borrowings had been made under this new line of credit at June 30, 2003. However, it is anticipated that the Company will have to utilize this line in July. The proceeds from the mortgage loan were used to pay off a loan due to a former U.S. bank and for operating funds. The Company secured a separate line of credit of $600,000 through October 2003 against one of its projects. As of June 30, 2003, the Company had borrowed $600,000 against this line. The incoming funds to pay off this note should be received in October 2003.

As a result of the negative impact of the current manufacturing economy, the Company has experienced project delays and slow payments from its customers. In addition, a number of projects have been delayed because of abnormally bad weather in project locations. This has created a severe cash flow problem at the Company. The Company has been discussing an extension of its borrowing base with the banks, but at this time a decision has not been reached. All avenues are being explored. The Company received approximately $3.8 million in new orders at the end of the third quarter and was negotiating several additional large projects. All subsidiaries concluded that the downward spiral of revenues and earnings decline had stopped and a definite upturn was noted. However, the cash flow problems make a rapid recovery nearly impossible. The inability of the Company to be able to obtain necessary financing in a timely fashion could have an unfavorable impact on the Company’s ability to maintain projected operating levels or to meet certain obligations when they become due.

As of June 30, 2003, the Company’s equity in its Montair operation had increased in value by $220,140 from September 30, 2002 as a result of an increase in the value of the Euro resulting in a 14% decrease in the U.S. dollar against the Euro.

Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments (In Thousands of Dollars)

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years

Long-Term Debt *	$1,013	$380	$120	$513	0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	214	90	124	0	0
Unconditional Purchase Obligations	0	0	0	0	0

*	Mortgage Loans Secured by Real Estate.

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

Results of Operations:

Revenues.

Revenues for the first nine months of fiscal 2003 were $13,596,419 compared to $16,764,682 for the first nine months of fiscal 2002 which was already a very poor year. The $3.2 million or 19% reduction in revenues for fiscal 2003 is the result of lower sales and revenues at the Company’s U.S. domestic operations for the current fiscal year. The lower revenues are attributed to the current downturn in the capital goods markets, primarily in the United States. Revenues for the third quarter of fiscal 2003 were $4,272,358 as compared to $4,621,977 in revenues for the same period of fiscal 2002 and $4,526,172 for the second quarter of fiscal 2003. Due to unexpected weather delays in equipment installation, revenues for the third quarter of fiscal 2003 were less than second quarter of fiscal 2003. During the last half of fiscal 2002 and for all of fiscal 2003, the Company has experienced a significant slowdown in incoming orders due to the slowdown in the manufacturing sector of the economy. For the current fiscal year, Andersen and Griffin have experienced the worst impact of the current economic situation. The rate of incoming orders is much lower than in previous years. The proposal activity remains strong, but the release of these orders has been extremely slow, and unpredictable. These orders are not being released to competitors, but are being delayed until there is an improvement in the economy. The Company anticipates receiving a number of significant orders during the fourth quarter of fiscal 2003, but it is too early to predict when these orders will be issued or if they will be issued in time to have a material impact on fiscal 2003 results.

Revenues of $16,764,682 for the first nine months of fiscal 2002 decreased $3.9 million or 19% from the first nine months of fiscal 2001 revenues of $20,638,679. For the third quarter of fiscal 2002 revenues were $4,621,977 compared with $6,209,341 for the third quarter of fiscal 2001. The declines in revenues for fiscal 2002 were primarily the result of decreased revenues at the Griffin and Montair operations. The decrease in revenues at Griffin was due to the slowdown in the manufacturing sector of the economy in the aftermath of September 11.

Foreign sales (including Andersen exports and Montair sales) were $8.8 million in the first nine months of fiscal 2003 accounting for 65% of the Company’s revenue for the period. For the first nine months of fiscal 2002, foreign sales were $6.2 million or 37% of total revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

The Company continues to pursue business in the international marketplace. Domestic demand for the Company’s products has been slow during the past four years due to changes in U.S. environmental regulations and the sluggish economy for most of fiscal 2002 and the first nine months of fiscal 2003.

Cost of Sales.

For the first nine months of fiscal 2003, costs of sales were $11,679,657 as compared to first nine months of fiscal 2002 of $15,194,111. The $3.5 million (68%) decrease in fiscal 2003 from the comparable period in fiscal 2002 is primarily due to the decrease in revenues for the current period. Cost of sales for the third quarter of fiscal 2003 of $3,517,021 decreased $1,233,098 (26%) from the $4,750,119 for the third quarter of fiscal 2002 and increased $510,214 (13%) from the $4,027,235 in the second quarter of fiscal 2003, primarily as a result of the changes in revenues for the periods.

For the first nine months of fiscal 2002, cost of sales decreased $1.3 million (8%) from the $16,451,247 reported for the first nine months of fiscal 2001. Cost of sales for the third quarter of fiscal 2002 was $4,750,119 and for the third quarter of fiscal 2001, these costs were $4,952,573. The decrease in cost of sales in fiscal 2002 was due to the decrease in revenues for the periods.

Selling, General and Administrative Costs.

Selling, general and administrative expenses of $3,101,377 for the first nine months of fiscal 2003 increased $33,133 (1%) from the $3,068,244 reported for the comparable period of fiscal 2002. This increase is primarily the result of higher sales commissions on the projects for the current year. Fiscal 2003 third quarter expenses of $964,434 were $24,757 less than the $988,691 in the third quarter of fiscal 2002 and $68,101 less than the $1,032,535 for the second quarter of fiscal 2003. As a percentage of revenues, selling, general and administrative expenses were 23.0% and 18% for the first nine months of fiscal 2003 and 2002, respectively. These percentages were 23%, 21% and 23% for the third quarter of fiscal 2003, the third quarter of fiscal 2002 and the second quarter of fiscal 2003, respectively. With the exception of commissions, selling, general and administrative costs are generally fixed in nature and do not typically change in direct proportion to changes in revenue.

Selling, general and administrative costs decreased $183,416 (6%) to $3,068,244 in the first nine months of fiscal 2002 from the fiscal 2001 level of $3,251,660. These costs for the third quarter of fiscal 2002 were $988,691 and for the comparable period of fiscal 2001 they were $913,839. As a percentage of revenues these costs are comparable for the periods.

Interest and Other Expense.

For the first nine months of fiscal 2003 net interest and other expense was $177,348, a $96,636 (120%) increase over the $80,712 in the first nine months of fiscal 2002. For the third quarter of fiscal 2003, net interest and other expense was $61,501 compared to $35,783 for the third quarter of fiscal 2002 and $49,892 in the second quarter of fiscal 2003. These increases are due to increased borrowings during the period and limited cash available for investment as compared to previous periods.

The $80,712 in net interest and other expenses for the first nine months in fiscal 2002 was $29,301 less than the comparable period of fiscal 2001 of $110,013. For the third quarter of fiscal 2002, the net expenses were $35,783 compared to $37,722 for the third quarter of fiscal 2001. The fiscal 2002 decrease from fiscal 2001 is attributed to lower interest rates during fiscal 2002.

Taxes on Income.

In the second quarter of fiscal 2003, management determined that the previously recorded deferred tax asset would likely not be utilized. Accordingly, in the three months ended March 31, 2003, the Company recorded a valuation allowance to completely reserve the deferred tax asset. For the first nine months of fiscal 2003, the company has not recognized any U.S. tax benefit for the operations. At the present time, the Montair operation is reporting a small profit and the current tax provision is for that operation.

Net Income.

For the first nine months of fiscal 2003, the net loss was $1,365,263 or $0.73 per share (basic and diluted) compared to a net loss of $1,035,285 or $0.56 per share (basic and diluted) in the first nine months of fiscal 2002. The net loss for the third quarter of fiscal 2003 was $307,598 or $0.16 per share (basic and diluted) compared to a net loss of $743,716 or $0.40 per share (basic) and $0.01 (diluted) for the third quarter of fiscal 2002.

The net loss for the first nine months of fiscal 2002 was $1,035,285 or $0.56 per share (basic and diluted) compared to income of $512,459 or $0.28 per share (basic) and $0.26 per share (diluted) for the first nine months of fiscal 2001. For the third quarter of fiscal 2002, the net loss was $743,716 or $0.40 per share (basic and diluted) compared to net income of $184,707 or $0.10 per share (basic) and $0.09 per share (diluted) for the third quarter of fiscal 2001.

Shares Outstanding.

The weighted average shares and equivalent shares outstanding were:

	Basic	Diluted

First nine months of 2003	1,861,404	1,861,404
First nine months of 2002	1,855,626	1,855,626
Third quarter of 2003	1,865,138	1,865,138
Third quarter of 2002	1,856,443	1,856,443
Second quarter of 2003	1,857,669	1,857,669

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures and believe that the Company’s disclosure controls and procedures are effective as of the end of the third quarter of fiscal 2003. During the third quarter of fiscal 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect the Company’s control over financial reporting.

CROWN ANDERSEN INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION

ITEM 5.	Other Information:

N/A

ITEM 6.	Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN ANDERSEN INC.
Dated: August 14, 2003	By:	/s/ JACK D. BRADY

Jack D. Brady Chairman of the Board (Duly Authorized Officer)

Dated: August14, 2003	By:	/s/ RANDALL H. MORGAN

Randall H. Morgan Secretary and Treasurer (Principal Financial Officer)