Form 10-K/A
period 2002-09-30
CROWN ANDERSEN INC
filed 2004-01-07
CIK 778808

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

REASON FOR AMENDMENT: During the audit for the year ended September 30, 2003, it came to the company’s attention that the company’s 10-K for the year ended September 30, 2002, contained inadvertent errors in the income tax provisions for the year. The balance sheet restatements for the year ended September 30, 2002 were a reduction of $450,000 in refundable income taxes and a decrease of $450,000 in retained earnings. The adjustments to the consolidated statements of operations were a reduction of $450,000 in tax benefit, which resulted in a comparable increase in the net loss for the year. Note 8 of the Notes to Consolidated Financial Statements were restated to reflect these corrections. See Note 13 of the Notes to Consolidated Financial Statements for additional information of the restatement.

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

Backlog

The Company’s consolidated backlog of firm orders as of the dates set forth below were as follows:

September 30, 2002	-	$7,681,684
September 30, 2001	-	$13,670,104
September 30, 2000	-	$16,912,375
September 30, 1999	-	$12,817,698

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

The Company (through a defunct subsidiary - Struthers Thermo-Flood Corp.) holds the rights to title of the property in Winfield, Kansas, including three buildings on 13 acres of land, all of which were owned under capital leases by Thermo-Flood. These facilities contain approximately 137,400 square feet of manufacturing space. The Company abandoned the Thermo-Flood property in 1992, but received the rights to re-acquire this property back in 1998 upon settlement of litigation. This property is currently leased to unrelated companies, but is also offered for sale.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company is set forth under the caption “Election of Directors-Nominees” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on February 12, 2003. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth as Part I, Item 4(A) of this report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

Information relating to management compensation is set forth under the captions “Election of Directors - Director Compensation” and “Election of Directors - Executive Compensation” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to ownership of the Company’s $0.10 par value common stock as of January 1, 2003 by (i) any person or group known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each nominee for election as a director of the Company at the Company’s 2003 Annual Meeting of Stockholders, and (iii) all directors and officers of the Company as a group is set forth under the captions “Voting - Principal Stockholders” and “Election of Directors - Nominees” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions between the Company, its affiliates and certain other persons is set forth under the caption “Election of Directors - Certain Relationships and Related Transactions” in the Company’s Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 14. CONTROLS & PROCEDURES

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes, including corrective actions with regard to significant efficiencies or material weaknesses, in our controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of This Report:

(1)	Financial Statements.

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

EXHIBIT NO.	DESCRIPTION

3(a)	Certificate of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 33-684 (the “Form S-4 Registration Statement”)

3(b)	Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

3(c)	Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)

4	Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)

10(a)	Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)

10(b)	1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)

10(c)	First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(d)	Executive Option Plan (Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(e)	Key Employee Stock Option Plan (Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(f)	1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration Statement)

10(g)	Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(h)	Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company

10(i)	Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks

10(j)	Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood’s properties in Winfield, Kansas (Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

10(k)	Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special Revolving Credit Note and Working Capital Revolving Credit Note (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1989)

10(l)	Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company’s Report on Form 8-K dated April 30, 1991)

10(m)	Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company’s Report on Form 8-K dated September 13, 1991).

10(n)	Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)

10(o)	Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown, Thermo-Flood and NationsBank of Georgia, N.A. (Formerly known as The Citizens and Southern National Bank)—(See Exhibit 10p)

10(p)	Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and NationsBank of Georgia N.A. (Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993)

10(q)	Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994

10(r)	Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19, 1994 (Exhibit A to the Company’s Notice of Special Meeting and Proxy Statement 1994)

10(s)	Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of Aqua-Chem and Andersen 2000 Inc. filed with Form 10Q for quarter ended December 31, 1995

EXHIBIT NO.	DESCRIPTION

10(t)	Commercial Loan Agreement, General Security Agreement, Commercial Promissory Note, and Revolving Note dated June 28, 1996 between South Trust Bank of Georgia, N.A. and Crown Andersen Inc. and Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30, 1996.

10(u)	Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen Inc., Andersen 2000 Inc., and SouthTrust Bank of Georgia, N.A., filed with Form 10Q for the quarter ended March 31, 1997.

10(v)	1998 Directors Warrant Plan.

10(w)	1998 Incentive Stock Option Plan.

10(x)	Loan Documents Modification Agreement dated February 21, 1998 and March 29, 1998 between Crown Andersen Inc., Andersen 2000 Inc and SouthTrust Bank of Georgia N.A., filed with Form 10Q for quarter ended March 31, 1998.

10(y)

Mortgage note dated September 28, 2000 entered into by Griffin Environmental Company,

Inc. and M&T Real Estate, Inc. in the amount of $850,000. Filed with Form 10K for the year ended September 30, 2001.

10(z)	Mortgage notes dated August 27, 2001 in the amounts of $500,000 and $200,000, entered into by Crown Andersen Inc. and Andersen 2000 Inc. (borrowers) and Branch Banking and Trust Company. Filed with Form 10K for the year ended September 30, 2001.

13*	2002 Annual Report - Filed herewith

21	Subsidiaries - Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

*	Portions of the Company’s 2002 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 2002 Annual Report is furnished to the Commission solely for its information and is not deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

(c)	Exhibits:

See Item 14 (a)(3) above.

(d)	Financial Statement Schedule:

See Item 14 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN ANDERSEN INC.
(Registrant)

Date: January 6, 2004	By:	/s/ Jack D. Brady
Jack D. Brady, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Jack D. Brady Jack D. Brady	Chairman of the Board, President, Principal Executive Officer and Principal Financial Officer	January 6, 2004

/s/ Jack C. Hendricks Jack C. Hendricks	Director	January 6, 2004

/s/ Randall H. Morgan Randall H. Morgan	Secretary/Treasurer and Principal Accounting Officer	January 6, 2004

/s/ Richard A. Beauchamp Richard A. Beauchamp	Director	January 6, 2004

/s/ L. Karl Legatski L. Karl Legatski	Director	January 6, 2004

/s/ Michael P. Marshall Michael P. Marshall	Director	January 6, 2004

/s/ Ruyintan E. Mehta Ruyintan E. Mehta	Director	January 6, 2004

/s/ Thomas Graziano Thomas Graziano	Director	January 6, 2004

/s/ Rene C. W. Francken Rene C. W. Francken	Director	January 6, 2004

CROWN ANDERSEN INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

		Page
Reports of Independent Certified Public Accountants on Financial Statement Schedules		17

Schedule	Schedule No.
Valuation and Qualifying Accounts and Reserves	II	18

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

/s/GRANT THORNTON, LLP

Atlanta, Georgia

December 13, 2002

Board of Directors and Stockholders

    of Crown Andersen Inc.

Peachtree City, Georgia

The audit referred to in our report dated December 14, 2000, relating to the consolidated statements of loss and comprehensive loss, stockholders’ equity and cash flows of Crown Andersen Inc. and Subsidiaries, for the year ended September 30, 2000, which is incorporated in Item 8 of the Form 10-K/A by reference to the Annual Report to Stockholders for the year ended September 30, 2002, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia

December 14, 2000

SCHEDULE II

CROWN ANDERSEN INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
September 30, 2002

Allowance for doubtful accounts	$266,791	$54,554	$75,145	$246,200

Allowance reserve for assets held for resale	$180,000	$500,000	$—	$680,000

September 30, 2001

Allowance for doubtful accounts	$200,961	$108,853	$43,023	$266,791

Allowance reserve for assets held for resale	$180,000	$—	$—	$180,000

September 30, 2000

Allowance for doubtful accounts	$174,543	$46,136	$19,718	$200,961

CROWN ANDERSEN INC.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	PAGE

3(a)	Certificate of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 33-684 (the “Form S-4 Registration Statement”)

3(b)	Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

3(c)	Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)

4	Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)

10(a)	Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)

10(b)	1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)

10(c)	First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(d)	Executive Option Plan (Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(e)	Key Employee Stock Option Plan (Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(f)	1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration Statement)

10(g)	Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

10(h)	Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company

10(i)	Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks

10(j)	Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood’s properties in Winfield, Kansas (Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

10(k)	Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special Revolving Credit Note and Working Capital Revolving Credit Note (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1989)

10(l)	Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company’s Report on Form 8-K dated April 30, 1991)

10(m)	Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company’s Report on Form 8-K dated September 13, 1991).

10(n)	Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)

CROWN ANDERSEN INC.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	PAGE

10(o)	Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown, Thermo-Flood and NationsBank of Georgia, N.A. (Formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)

10(p)	Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and NationsBank of Georgia N.A. (Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993)

10(q)	Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994

10(r)	Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19, 1994 (Exhibit A to the Company’s Notice of Special Meeting and Proxy Statement 1994)

10(s)	Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of Aqua-Chem and Andersen 2000 Inc. filed with Form 10Q for quarter ended December 31, 1995

10(t)	Commercial Loan Agreement, General Security Agreement, Commercial Promissory Note, and Revolving Note dated June 28, 1996 between South Trust Bank of Georgia, N.A. and Crown Andersen Inc. and Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30, 1996.

10(u)	Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen Inc., Andersen 2000 Inc., and SouthTrust Bank of Georgia, N.A., filed with Form 10Q for the quarter ended March 31, 1997.

10(v)	1998 Directors Warrant Plan.

10(w)	1998 Incentive Stock Option Plan.

10(x)	Loan Documents Modification Agreement dated February 21, 1998 and March 29, 1998 between Crown Andersen Inc., Andersen 2000 Inc and SouthTrust Bank of Georgia N.A., filed with Form 10Q for quarter ended March 31, 1998.

10(y)	Mortgage note dated September 28, 2000 entered into by Griffin Environmental Company, Inc. and M&T Real Estate, Inc. in the amount of $850,000. Filed with Form 10K for the year ended September 30, 2001

10(z)	Mortgage notes dated August 27, 2001 in the amounts of $500,000 and $200,000, entered into by Crown Andersen Inc. and Andersen 2000 Inc. (borrowers) and Branch Banking and Trust Company. Filed with Form 10K for the year ended September 30, 2001.

13*	2002 Annual Report - Filed herewith	21

21	Subsidiaries - Filed herewith	51

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	52

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	53

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

*	Portions of the Company’s 2002 Annual Report, as indicated in this Annual Report on Form 10-K, are incorporated herein by reference. Other than as so noted herein, the 2002 Annual Report is furnished to the Commission solely for its information and is not deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934. Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Randall H. Morgan, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.