Form 10QSB/A
period 2002-12-31
CROWN ANDERSEN INC
filed 2004-01-07
CIK 778808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(AMENDMENT NO.1)

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

CROWN ANDERSEN INC.

Reason For Amendment: During the audit for the year ended September 30, 2003, it came to the company’s attention that the company’s 10-K for the year ended September 30, 2002, contained inadvertent errors in the income tax provisions for the year. The balance sheet restatements for the year ended September 30, 2002 were a reduction of $450,000 in refundable income taxes and a decrease of $450,000 in retained earnings. The required amendment to the 2003 Form 10-QSB was to incorporate the restated balance sheet for September 30, 2002.

ITEM 1.	Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		(AS RESTATED)
	December 31, 2002	September 30, 2002
ASSETS	(Unaudited)	(Audited)
CURRENT:
Cash and cash equivalents	$828,583	$1,457,512
Receivables:
Trade, less allowance of $282,900 and $246,200 for doubtful accounts	4,263,290	4,382,782
Other	63,310	26,227
Costs and estimated earnings in excess of billings on uncompleted contracts	3,640,083	3,509,009
Inventories	2,520,901	2,507,242
Refundable income taxes	955,436	505,436
Prepaid expenses	142,872	132,587
Deferred income taxes	174,915	—

TOTAL CURRENT ASSETS	12,589,390	12,520,795

LONG-TERM RECEIVABLE, net of discount of $163,364	1,132,636	1,132,636
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,652,984	2,680,579
PROPERTY AND EQUIPMENT HELD FOR SALE	1,490,000	1,490,000
GOODWILL net of accumulated amortization of $233,923	650,000	650,000
OTHER ASSETS	159,426	159,426

TOTAL ASSETS	$18,674,436	$18,633,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$530,000	$470,000
Accounts payable	4,873,465	4,644,626
Accruals:
Compensation	635,391	596,922
Warranty	298,579	280,829
Miscellaneous	629,041	952,564
Billings on uncompleted contracts in excess of cost and estimated earnings	105,100	220,600
Current maturities of long-term debt	844,396	849,396

TOTAL CURRENT LIABILITIES	7,915,972	8,014,937

LONG-TERM DEBT, less current maturities	252,824	293,387

TOTAL LIABILITIES	8,168,796	8,308,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,857,669	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 18,249	(177,919)	(177,919)
Retained earnings	6,644,613	6,578,488
Foreign currency translation adjustment	14,782	(99,621)

TOTAL STOCKHOLDERS’ EQUITY	10,505,640	10,325,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,674,436	$18,633,436

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

	Three Months Ended December 31,
	2002	2001
	(In Thousands)
Revenues:
U.S. operations
Domestic	$1,751	$4,539
Export	2,150	856
The Netherlands operation	897	571

Total	$4,798	$5,966

Income (Loss) before taxes:
U.S. operations	$(450)	$153
The Netherlands operation	(58)	(631)

	$(508)	$(478)

Identifiable assets:
U.S. operations	$15,955	$19,143
The Netherlands operation	2,719	2,727

	$18.674	$21,870

Information regarding the Company’s industry segments of its operations is set forth below.

	Three Months Ended December 31,
	2002			2001
	(In Thousands)

	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total
Revenues from customers	4,147	651	4,798	5,060	906	5,966
Intersegment revenues	—	—	—	—	—	—
Depreciation and amortization	43	24	67	58	23	81
Segment pretax income (loss)	(337)	(171)	(508)	(387)	(91)	(478)
Segment assets	16,610	2,064	18,674	18,951	2,919	21,870
Expenditures for segment assets	2	—	2	39	40	79

9.	Commitments and contingencies:

There are no significant changes to the information discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2002.

10.	New accounting announcements:

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” The Interpretation addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

1)	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2)	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights.

b.	The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities.

c.	The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

The Company believes that adoption of Interpretation 46 will not have an impact on its financial statements.

11.	Restatement:

During the compiling of data for the preparation of the Company’s tax returns for the year ended September 30, 2002, it was determined that an error had been made in the calculation of the tax benefit for the year. Tax refunds that were available to the Company had been applied in previous years but were not reflected in the work papers. As a result, the tax benefit for the year was overstated by $450,000.

Accordingly, the Company has restated its financial statements for the fiscal year ended September 30, 2002 and the first three quarters of fiscal 2003. For fiscal year 2002, the effect of the restatement was a reduction of $450,000 in refundable income taxes and a corresponding reduction in tax benefit for the year. The restatement effect on the fiscal 2003 quarters was to the balance sheet for fiscal 2002 for comparative purposes.

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

Cost of Sales.

For the first quarter of fiscal 2003, costs of sales were $4,135,401 as compared to first quarter of fiscal 2002 of $5,417,906 and $5,535,875 for the fourth quarter of fiscal 2002.The $1,282,505 (24%) decrease in the first quarter of fiscal 2003 from the comparable period in fiscal 2002 is primarily due to the decrease in revenues for the current period. Cost of sales for the first quarter of fiscal 2003 decreased $1,400,474 (25%) from the previous quarter primarily as a result of lower revenues. The percentage decrease in both cases out paced the decrease in revenues primarily due to cost reduction measures that have been put in place in response to the current economic climate.

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

Shares Outstanding.

The weighted average shares and equivalent shares outstanding were:

	First Quarter 2003	First Quarter 2002
Basic	1,857,669	1,855,217

Diluted	1,857,669	1,855,217

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

CROWN ANDERSEN INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

ITEM 5.	Other Information:

N/A

ITEM 6.	Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN ANDERSEN INC.

Dated:	January 6, 2004	By:	/s/ Jack D. Brady

Jack D. Brady
Chairman of the Board
(Duly Authorized Officer)

Dated:	January 6, 2004	By:	/s/ Randall H. Morgan

Randall H. Morgan
Secretary and Treasurer
(Principal Financial Officer)