Form 10QSB/A
period 2003-03-31
CROWN ANDERSEN INC
filed 2004-01-07
CIK 778808

UNITED STATES

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

CROWN ANDERSEN INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
		(As Restated)
	March 31, 2003	September 30, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$881,777	$1,457,512
Receivables:
Trade, less allowance of $283,300 and $246,200 for doubtful accounts	3,154,125	4,382,782
Other	34,630	26,227
Costs and estimated earnings in excess of billings on uncompleted contracts	5,030,747	3,509,009
Inventories	2,567,403	2,507,242
Refundable income taxes	605,916	505,436
Prepaid expenses	201,430	132,587

TOTAL CURRENT ASSETS	12,476,028	12,520,795
LONG-TERM RECEIVABLE, net of discount of $163,364	1,132,636	1,132,636
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,633,026	2,680,579
PROPERTY AND EQUIPMENT HELD FOR SALE	1,490,000	1,490,000
GOODWILL, net of accumulated amortization of $233,923	650,000	650,000
OTHER ASSETS	157,426	159,426

TOTAL ASSETS	$18,539,116	$18,633,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$903,100	$470,000
Accounts payable	5,248,516	4,644,626
Accruals:
Compensation	528,805	596,922
Warranty	266,943	280,829
Miscellaneous	609,252	952,564
Billings on uncompleted contracts in excess of cost and estimated earnings	51,290	220,600
Current maturities of long-term debt	406,358	849,396

TOTAL CURRENT LIABILITIES	8,014,264	8,014,937
LONG-TERM DEBT, less current maturities	649,179	293,387

TOTAL LIABILITIES	8,663,443	8,308,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,865,138 and 1,857,669	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 10,780 and 18,249	(159,844)	(177,919)
Retained earnings	5,970,823	6,578,488
Foreign currency translation adjustment	40,530	(99,621)

TOTAL STOCKHOLDERS’ EQUITY	9,875,673	10,325,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,539,116	$18,633,436

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2003	2002	2003	2002
REVENUES:
Contracts	$4,062,206	$5,944,833	$8,507,871	$11,550,144
Sales	463,966	232,008	816,190	592,561

	4,526,172	6,176,841	9,324,061	12,142,705

Cost of contracts and sales	4,027,235	5,026,086	8,162,636	10,443,992

GROSS PROFIT	498,937	1,150,755	1,161,425	1,698,713

Selling, general and administrative	1,032,535	1,070,006	2,136,943	2,079,553
Interest and other	49,892	28,032	115,847	44,929

	1,082,427	1,098,038	2,252,790	2,124,482

Income (loss) from operations before taxes on income	(583,490)	52,717	(1,091,365)	(425,769)
TAXES (BENEFIT) ON INCOME (LOSS)	90,300	24,100	(33,700)	(134,200)

NET INCOME (LOSS)	$(673,790)	$28,617	$(1,057,665)	$(291,569)

AVERAGE NUMBER OF SHARES—BASIC	1,857,669	1,855,217	1,859,536	1,855,217
AVERAGE NUMBER OF SHARES—DILUTED	1,857,669	2,024,292	1,859,536	1,855,217
EARNINGS PER SHARE:
BASIC	$(0.36)	$0.02	$(0.57)	$(0.16)
DILUTED	$(0.36)	$0.01	$(0.57)	$(0.16)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2003	2002	2003	2002
Net income	$(673,790)	$28,617	$(1,057,665)	$(291,569)
Other Comprehensive Income
Foreign Currency Translation Adjustment	25,748	(69,757)	140,151	(120,754)

COMPREHENSIVE INCOME	$(648,042)	$(41,140)	$(917,514)	$(412,323)

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

	Six Months Ended March 31,
	2003	2002
Net loss, as reported	$(1,057,665)	$(291,569)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,873)	(35,472)

Pro forma net loss	$(1,078,538)	$(327,041)

Loss per share:
Basic—as reported	$(0.57)	$(0.16)
Basic—pro forma	$(0.58)	$(0.18)
Diluted—as reported	$(0.57)	$(0.16)
Diluted—pro forma	$(0.58)	$(0.18)

4.	Revenue recognition:

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

	Six Months Ended March 31,
	2003	2002
	(In Thousands)
Revenues:
U.S. operations
Domestic	$3,273	$8,118
Export	4,315	2,519
The Netherlands operation	1,736	1,506

Total	$9,324	$12,143

Income (Loss) before taxes:
U.S. operations	$(971)	$187
The Netherlands operation	(120)	(613)

	$(1,091)	$(426)

Identifiable assets:
U.S. operations	$16,056	$18,403
The Netherlands operation	2,573	2,445

	$18,629	$20,848

Information regarding the Company’s industry segments of its operations is set forth below.

	Six Months Ended March 31,
	(In Thousands)

	2003			2002
	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total
Revenues from customers	8,089	1,235	9,324	10,141	2,002	12,143
Intersegment revenues	—	—	—	46	99	145
Depreciation/ & amortization	88	49	137	111	48	159
Segment pretax income (loss)	(707)	(384)	(1,091)	(237)	(189)	(426)
Segment assets	16,609	2,020	18,629	18,068	2,780	20,848
Expenditures for segment assets	27	—	27	72	50	122

9.	Commitments and contingencies:

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

By September 30, 2003, the Company will have completed a transitional fair value based impairment test of Goodwill and all intangible assets.

12.	Restatement:

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

Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments

(In Thousands of Dollars)

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Long-Term Debt *	$1,055	$406	$120	$529	0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	214	90	124	0	0
Unconditional Purchase Obligations	0	0	0	0	0

*	Mortgage Loans Secured by Real Estate.

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

31.1 31.2 32.1 32.2

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