Form 10QSB/A
period 2003-06-30
CROWN ANDERSEN INC
filed 2004-01-07
CIK 778808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(AMENDMENT NO.1)

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2003	COMMISSION FILE NUMBER 0-14229

CROWN ANDERSEN INC

(Exact name of registrant as specified in its charter)

Delaware	58-1653577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

306 Dividend Drive, Peachtree City, Georgia	30269
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 486-2000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2003
Common Stock, $0.10 Par Value	1,865,138 shares

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

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	(As Restated) September 30, 2002

	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$775,082	$1,457,512
Receivables:
Trade, less allowance of $279,500 and $246,200 for doubtful accounts	2,222,675	4,382,782
Other	105,587	26,227
Costs and estimated earnings in excess of billings on uncompleted contracts	4,846,941	3,509,009
Inventories	2,743,152	2,507,242
Current maturities of long-term note	57,000	—
Refundable income taxes	580,725	505,436
Prepaid expenses	209,931	132,587

TOTAL CURRENT ASSETS	11,541,093	12,520,795

LONG-TERM NOTE RECEIVABLE	933,747	—
LONG-TERM RECEIVABLE, net of discount of $163,364	1,132,636	1,132,636
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,598,728	2,680,579
PROPERTY AND EQUIPMENT HELD FOR SALE	490,000	1,490,000
GOODWILL, net of accumulated amortization of $233,923	650,000	650,000
OTHER ASSETS	151,427	159,426

TOTAL ASSETS	$17,497,631	$18,633,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$1,200,000	$470,000
Accounts payable	4,247,042	4,644,626
Accruals:
Compensation	483,661	596,922
Warranty	286,490	280,829
Miscellaneous	511,452	952,564
Billings on uncompleted contracts in excess of cost and estimated earnings	107,950	220,600
Current maturities of long-term debt	379,695	849,396

TOTAL CURRENT LIABILITIES	7,216,290	8,014,937
LONG-TERM DEBT, less current maturities	633,277	293,387

TOTAL LIABILITIES	7,849,567	8,308,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding, 1,865,138 and 1,857,669	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 10,780 and 18,249	(159,844)	(177,919)
Retained earnings	5,663,225	6,578,488
Foreign currency translation adjustment	120,519	(99,621)

TOTAL STOCKHOLDERS’ EQUITY	9,648,064	10,325,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,497,631	$18,633,436

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

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For The Nine Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,365,263)	$(1,035,285)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,762	246,431
Refundable income taxes	372,520	(421,509)
Deferred income taxes	—	(290,300)
Change in operating assets and liabilities:
Trade and long-term receivables	2,222,897	893,081
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,337,932)	299,002
Inventories	(114,177)	794,503
Prepaid expenses	(72,542)	7,073
Accounts payable	(544,851)	(2,261,213)
Accrued expenses	(627,931)	(265,838)
Billings on uncompleted contracts in excess of costs and estimated earnings	(112,650)	(173,000)
Other	8,000	(13,351)

Cash used in operating activities	(1,362,167)	(2,220,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(990,748)	—
Assets held for resale	1,000,000	—
Capital expenditures	(28,075)	(166,725)

Cash used in investing activities	(18,823)	(166,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	730,000	270,000
Payments on notes payable	—	5,900
Repayment of long-term debt	(129,811)	(135,057)
Issuance of treasury stock	18,075	20,227

Cash provided by (used in) financing activities	618,264	161,070

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	80,296	80,055

CASH AND CASH EQUIVALENTS:
Net decrease during the period	(682,430)	(2,146,006)
Balance at beginning of the period	1,457,512	3,583,321

BALANCE AT END OF PERIOD	$775,082	$1,437,315

See accompanying Notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Condensed footnotes:

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

	Nine Months Ended June 30,
	2003	2002
	(In Thousands)
Revenues:
U.S. operations
Domestic	$4,794	$10,589
Export	5,954	3,970
The Netherlands operation	2,848	2,206

Total	$13,596	$16,765

Income (Loss) before taxes:
U.S. operations	$(1,379)	$(637)
The Netherlands operation	17	(941)

	$(1362)	$(1,578)

Identifiable assets:
U.S. operations	$14,725	$17,065
The Netherlands operation	2,773	2,579

	$17,498	$19,644

Information regarding the Company’s industry segments of its operations is set forth below.

	Nine Months Ended June 30,
	2003			2002
	(In Thousands)
	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total
Revenues from customers	11,434	2,162	13,596	14,189	2,576	16,765
Intersegment Revenues	—	168	168	—	128	128
Depreciation and amortization	137	73	210	173	73	246
Segment pretax income (loss)	(912)	(450)	(1,362)	(1,058)	(520)	(1,578)
Segment assets	15,557	1,941	17,498	17,450	2,194	19,644
Expenditures for segment assets	28	—	28	117	50	167

9.	Commitments and contingencies:

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