Form 10KSB
period 2003-09-30
CROWN ANDERSEN INC
filed 2004-03-04
CIK 778808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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

Common Stock, Par Value $.10 Per Share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.  ☐

State Issuer’s revenues for its most recent fiscal year: $17,453,097

The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant as of December 12, 2003 was $2,288,148. At December 12, 2003 there were 1,865,138 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s 2003 Annual Report are incorporated by reference in Part I and Part II hereof. Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Index of Exhibits on Page 15

CROWN ANDERSEN INC.

Annual Report on Form 10-KSB

For the Fiscal Year Ended September 30, 2003

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Andersen’s chemical and industrial waste treatment systems include thermal oxidation systems (incinerators), waste liquid fired boilers, and chemical treatment systems for which the company furnishes both engineering designs and equipment as well as turnkey installation services. All of Andersen’s medical wastes processing systems are based on thermal oxidation.

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

Sales and Distribution

In general, Andersen’s and Griffin’s products are marketed to various industrial manufacturing concerns in the United States by independent sales representatives in exclusive territories. Sales of Griffin and Andersen products are made in all regions of the country, with no one region serving as a dominant market for these products. International sales result from the efforts of Andersen, Griffin, and Montair Andersen employees, independent sales representatives in many countries, and by licensee companies in those countries where the technology has been licensed. Montair also uses sales agents in most countries, which it serves.

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

Manufacturing equipment in the Peachtree City location, the Syracuse location, and in the Sevenum, Netherlands location is owned by Andersen, Griffin, and Montair Andersen, respectively. With the exception of extremely heavy plate fabrication (over  1/2” thick), these facilities are capable of manufacturing all of the products offered by Andersen, Griffin, and Montair Andersen. Where use of a subcontract manufacturing facility is financially more attractive than manufacturing in company owned facilities, a number of subcontractors are used.

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

Most of the products sold by Andersen and Griffin must be custom engineered for a specific application. For this reason, Andersen and Griffin normally do not maintain finished product in inventory. However, during fiscal 1996, Andersen purchased certain inventory from a former competitor. Included in this purchase were certain finished goods that are available for sale as a completed unit. During 1999, approximately 50% was sold to a customer. Andersen and Griffin inventory some raw materials, which can be purchased more economically in large quantities, particularly some of the high alloy stainless steels. Andersen and Griffin believe that their facilities are adequate for their current and anticipated foreseeable manufacturing needs.

Foreign Operations And Export Sales

Montair Andersen manufactures and ships products to all European countries and to some countries in the Middle East, Africa and Asia. Montair Andersen also exports small animal isolators and some of its glove boxes to the United States, Canada and South America.

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

Foreign sales in fiscal 2003, 2002, and 2001 accounted for approximately 67%, 44% and 27%, respectively, of the Company’s total revenues. Foreign sales for fiscal 2003, 2002 and 2001 totaled approximately $11.7 million, $9.8 million, and $7.9 million, respectively.

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

In fiscal 1986, Andersen negotiated a license agreement with Paramount Pollution Control Pvt Ltd in Baroda, India. Andersen licensed manufacture of all of its product lines, including those manufactured by Montair Andersen, to the Indian firm. This agreement called for an initial payment of $85,000 to Andersen for initial technical exchange and training, followed by royalties calculated as a percentage of product sales in India in the future. An extension of this agreement was signed in 2003 for five years. For the last three years, revenues from these agreements have not been material.

Griffin licenses a cartridge filter system from a private company in the United States.

Competition

In the air pollution control field, Andersen competes with three or four companies of similar size, which have similar product lines. In 23 years of direct competition with these firms, Company management has determined that these competitors do not have the engineering capabilities that Andersen does, and most of these companies do not routinely offer auxiliary systems and installation services with their quotations. Andersen considers the ability to furnish auxiliary systems and installation as an advantage over its competition. There are some competitors in the field that are somewhat larger than Andersen and which may have greater financial resources. However, these larger companies tend to concentrate on large air pollution control projects associated with utility plant construction or with large municipal projects. As a result, they are not routine competitors with Andersen since Andersen does not compete in these fields.

In medical, chemical and industrial waste incineration, Andersen competes with a limited number of companies, which have greater financial resources. These waste incineration systems, however, are purchased primarily on the basis of advanced design features rather than strictly on price. As a result, Andersen believes that it can be successful in capturing an increasing market share in the coming years due to its technological capabilities.

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

Griffin competes with more than 20 companies that offer similar products in the United States. Some of these companies are larger than Griffin.

Principal Customers

During fiscal 2003, 2002 and 2001, multiple projects from one customer accounted for approximately 18%, 21% and 27%, respectively, of the Company’s consolidated revenues. It is the opinion of management that the loss of such customers would not have a material adverse effect on the operations of the Company. Such business is not normally repetitive and, therefore, is not dependent upon any single customer or individual group of customers.

Backlog

The Company’s consolidated backlog of firm orders as of the dates set forth below were as follows:

September 30, 2003	-	$10,690,000
September 30, 2002	-	$7,681,684
September 30, 2001	-	$13,670,104
September 30, 2000	-	$16,912,375

The majority of the fiscal 2003 backlog is scheduled for shipment in fiscal 2004.

Raw Materials

Since the beginning of fiscal 1990, Andersen has encountered no shortages of alloys used to fabricate its products. Andersen inventories high alloy steels when substantial discounts can be negotiated by purchasing large quantities and to avoid delays in fabrication and shipment caused by materials availability problems. Beyond this, however, Andersen generally purchases raw materials after orders are received for those products that will require those raw materials.

Griffin has never encountered materials shortages that resulted in production delays.

Patents And Trademarks

Andersen owns domestic and foreign patents on its HEAF® and CHEAF® gas filtration systems, its sulfur dioxide removal scrubbing systems, a chemical waste regeneration process for the sulfur dioxide removal system, an incineration process, and improvements to these product lines which have occurred in recent years. Andersen was granted patent protection on its combination spray dryer-scrubber system for air pollution control on incinerators in 1991. The oldest of the patents expired in 1991 and the newest expires in 14 years. Andersen holds trademarks on the HEAF® and CHEAF® systems, the SUBDEW® condensing heat exchanger, and the ANDERSEN® name. The trademarks generally expire 20 years from the date of registration but may be renewed for one or more additional 20-year periods when they first expire.

While Andersen considers its patents to be valuable assets that sometimes provide a competitive advantage in the marketplace, Andersen does not believe that the loss of patent protection on any of its products as a result of the challenge to the validity of such patents would have a material impact on Andersen’s revenues and earnings. In countries such as Germany and Japan, the patents on Andersen’s products are considered to be substantially more important than they are on the same products in the United States. For this reason, Andersen works closely with its licensees to insure that any new patent applications anticipate potential challenges to their validity in the future. The validity of Andersen’s patents on any of its products has never been challenged, either in the United States or in foreign countries. Although Andersen is not aware of any basis upon which such patents might be challenged, there is no assurance that proceedings challenging these patents will not be instituted in the future.

The Company examines every product that is developed to determine its patentability. If the equipment or process is determined to be patentable by the Company, a patent application is filed, not only in the United States but also in those foreign countries where the product is considered saleable. The patents are particularly valuable when licensing of manufacturers in foreign countries is considered.

Product Warranties

In connection with most contracts for manufacture and sale of Andersen or Griffin equipment, the Company warrants the equipment manufactured to be free from defects in material and workmanship under normal use and service for a period of eighteen months after shipment, or one year after completion of erection, or one year after initial operation, whichever occurs first. Andersen’s and Griffin’s obligation is generally limited to the repair or replacement of the defective parts. All equipment not manufactured by Andersen or Griffin carries only such warranty, if any, as given by the manufacturer. In addition, Andersen sometimes provides performance guarantees for equipment and systems that it furnishes. Each proposed application is carefully evaluated for its potential risk before such guarantees are offered to the customer. Warranty and performance guarantee related expenses are recognized as they are incurred. As of September 30, 2003, the Company has established a $519,300 reserve for estimated future warranty repairs.

Research And Development

Andersen maintains a small development laboratory in its plant. Some of the research and development activities done by Andersen are conducted in Andersen’s customers’ plants utilizing test equipment and systems designed and supplied by Andersen. The results of such tests enable Andersen to provide the customer with a guaranteed performance system if the development work is successful. The customer is typically charged for rental of Andersen’s equipment during such activities, and the customer is allowed to use, in its own plant, any developments that result from such testing. Andersen, however, reserves all rights to patents or other proprietary benefits which might result from such tests.

Research and development expenses are expensed in the year incurred. Such expenses were less than $10,000 per year during fiscal years 2003, 2002 and 2001.

Environmental Controls

To a large extent, the demand for the Company’s products is dependent upon the enforcement of federal, state, and international regulations regarding air pollution, water pollution, and general industrial pollution. There has been a significant increase in enforcement actions related to hazardous waste disposal during the past three years outside the United States. This enforcement action has resulted in a greater demand outside the United States for incineration systems offered by Andersen. This increased enforcement activity should benefit both Andersen and Montair in fiscal 2004. On the other hand, any relaxation of environmental laws and regulations by the federal, state, or international governments or any delay in the implementation of such laws or regulations could have an adverse effect on the Company’s operations.

Employees

The Company and its subsidiaries employed a total of 91 individuals as of September 30, 2003, including 8 officers, 71 technical and manufacturing people, and 12 others engaged in financial, sales, and secretarial activities. Approximately 60% of these people are employed at the Peachtree City, Georgia and at the Syracuse, New York facilities by either Andersen, Griffin, or by the Company, and 40% are employed at Montair Andersen’s Sevenum, The Netherlands plant.

Seasonal Nature of Business

Andersen’s and Griffin’s business has not been seasonal in the current year or in prior years.

ITEM 2. DESCRIPTION OF PROPERTIES

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

The Company (through a former subsidiary - Struthers Thermo-Flood Corp.) held the rights to title of the property in Winfield, Kansas, including three buildings on 13 acres of land, all of which were owned under capital leases by Thermo-Flood. These facilities contain approximately 137,400 square feet of manufacturing space. The Company abandoned the Thermo-Flood property in 1992, but received the rights to re-acquire this property back in 1998 upon settlement of litigation. During fiscal 2003, the Company sold this property and accepted a twelve-year note for payment.

Management believes that the facilities discussed above are adequate for the current needs of all of the Company’s operations for the foreseeable future.

For additional information regarding the Company’s property and equipment, see Notes 5 and 6 to the Notes to Consolidated Financial Statements contained in the Company’s 2003 Annual Report.

ITEM 3. LEGAL PROCEEDINGS

A discussion of the Company’s pending and threatened litigation and unasserted claims or assessments is set forth under the caption “Commitments and Contingencies” (Note 11 to the Consolidated Financial Statements) in the Company’s 2003 Annual Report. Such discussion is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for, holders of and dividends paid on the Company’s common stock is set forth under the caption “Common Stock Information” in the Company’s 2003 Annual Report. Such information is incorporated herein by reference. The 2003 Annual Report is filed as Exhibit 13 to this report.

The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a) and (b))
Equity compensation plans approved by security holders	478,751	4.43	86,817
Equity compensation plans not approved by security holders	—		—

Total	478,751		86,617

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion of the Company’s financial condition and results of operations is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report referred to in Item 5 above. Such discussion is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The consolidated balance sheets of the Company as of September 30, 2003 and 2002 and the Company’s consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003, together with the related notes thereto and the report of independent certified public accountants thereon dated January 16, 2004, are set forth in the 2003 Annual Report referred to in Item 5 above. Such financial statements are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the independent accountants on any matter of accounting principles and practices, financial statement disclosures, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company is set forth under the caption “Election of Directors” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption “Election of Directors” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Information relating to management compensation is set forth under the captions “Election of Directors - Director Compensation” and “Election of Directors - Executive Compensation” in the Proxy Statement referred to in Item 9 above. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to ownership of the Company’s $0.10 par value common stock as of January 1, 2004 by (i) any person or group known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each nominee for election as a director of the Company at the Company’s 2004 Annual Meeting of Stockholders, and (iii) all directors and officers of the Company as a group is set forth under the captions “Information about Crown Andersen Inc.-Ownership of Voting Securities” in the Proxy Statement referred to in Item 9 above. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions between the Company, its affiliates and certain other persons is set forth under the caption “Election of Directors - Certain Relationships and Related Transactions” in the Company’s Proxy Statement referred to in Item 9 above. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)	Exhibits.

The exhibits listed on the following pages are filed as part of or are incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT NO.	DESCRIPTION
3(a)	Certificate of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 33-684 (the “Form S-4 Registration Statement”)

3(b)	Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

3(c)	Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)

4	Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)

10(a)	Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)

10(b)	1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)*

10(c)	First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)*

10(d)	Executive Option Plan (Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)*

10(e)	Key Employee Stock Option Plan (Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)*

10(f)	1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration Statement)*

10(g)	Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)*

10(h)	Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company*

10(i)	Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks*

10(j)	Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood’s properties in Winfield, Kansas (Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

10(k)	Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special Revolving Credit Note and Working Capital Revolving Credit Note (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1989)

10(l)	Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company’s Report on Form 8-K dated April 30, 1991)

10(m)	Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company’s Report on Form 8-K dated September 13, 1991).

10(n)	Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)

10(o)	Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown, Thermo-Flood and NationsBank of Georgia, N.A. (Formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)

10(p)	Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and NationsBank of Georgia N.A. (Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993)

10(q)	Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994

10(r)	Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19, 1994 (Exhibit A to the Company’s Notice of Special Meeting and Proxy Statement 1994)

10(s)	Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of Aqua-Chem and Andersen 2000 Inc. filed with Form 10Q for quarter ended December 31, 1995

EXHIBIT NO.	DESCRIPTION
10(t)	Commercial Loan Agreement, General Security Agreement, Commercial Promissory Note, and Revolving Note dated June 28, 1996 between South Trust Bank of Georgia, N.A. and Crown Andersen Inc. and Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30, 1996.

10(u)	Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen Inc., Andersen 2000 Inc., and SouthTrust Bank of Georgia, N.A., filed with Form 10Q for the quarter ended March 31, 1997.

10(v)	1998 Directors Warrant Plan.

10(w)	1998 Incentive Stock Option Plan.

10(x)	Loan Documents Modification Agreement dated February 21, 1998 and March 29, 1998 between Crown Andersen Inc., Andersen 2000 Inc and SouthTrust Bank of Georgia N.A., filed with Form 10Q for quarter ended March 31, 1998.

10(y)	Mortgage note dated September 28, 2000 entered into by Griffin Environmental Company, Inc. and M&T Real Estate, Inc. in the amount of $850,000. Filed with Form 10K for the year ended September 30, 2001.

10(z)	Mortgage notes dated August 27, 2001 in the amounts of $500,000 and $200,000, entered into by Crown Andersen Inc. and Andersen 2000 Inc. (borrowers) and Branch Banking and Trust Company. Filed with Form 10K for the year ended September 30, 2001.

13**	2003 Annual Report - Filed herewith

21	Subsidiaries - Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions of the Company’s 2003 Annual Report, as indicated in this Annual Report on Form 10-KSB, are incorporated herein by reference. Other than as so noted herein, the 2003 Annual Report is furnished to the Commission solely for its information and is not deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN ANDERSEN INC.
(Registrant)

Date: February 25, 2004	By:	/s/ Jack D. Brady
Jack D. Brady, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Jack D. Brady Jack D. Brady	Chairman of the Board, President and Principal Executive Officer	February 25, 2004

/s/ Jack C. Hendricks Jack C. Hendricks	Director	February 25, 2004

/s/ Randall H. Morgan Randall H. Morgan	Secretary/Treasurer and Principal Financial Officer	February 25, 2004

/s/ Richard A. Beauchamp Richard A. Beauchamp	Director	February 25, 2004

/s/ L. Karl Legatski L. Karl Legatski	Director	February 25, 2004

/s/ Ruyintan E. Mehta Ruyintan E. Mehta	Director	February 25, 2004

/s/ Thomas Graziano Thomas Graziano	Director	February 25, 2004

/s/ Rene C. W. Francken Rene C. W. Francken	Director	February 25, 2004

CROWN ANDERSEN INC.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3(a)	Certificate of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement on Form S-4, No. 33-684 (the “Form S-4 Registration Statement”)

3(b)	Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 18, 1987 (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

3(c)	Bylaws of the Company (Exhibit 3(b) to the Form S-4 Registration Statement)

4	Common Stock Certificate (Exhibit 4(a) to the Form S-4 Registration Statement)

10(a)	Agreement and Plan of Reorganization dated as of September 30, 1985 among the Company, Andersen and Crown (Exhibit 2 to the Form S-4 Registration Statement)

10(b)	1985 Incentive Stock Option Plan and related form of Option Agreement (Exhibit 10(a) to the Form S-4 Registration Statement)*

10(c)	First 1987 Amendment to the 1985 Incentive Stock Option Plan (Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)*

10(d)	Executive Option Plan (Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)*

10(e)	Key Employee Stock Option Plan (Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)*

10(f)	1985 Directors Stock Warrant Plan and related form of Stock Purchase Warrant (Exhibit 10(b) to the Form S-4 Registration Statement)*

10(g)	Cash Incentive Program For Key Employees (Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987)*

10(h)	Employment Agreement dated October 1, 1992 between Jack D. Brady and the Company*

10(i)	Employment Agreement dated October 1, 1992 between Crown and Jack C. Hendricks*

10(j)	Lease between the City of Winfield, Kansas and the City of Arkansas City, Kansas, as landlord, and Thermo-Flood, as tenant, dated as of October 1, 1980 and related documents regarding industrial revenue bonds issued for Thermo-Flood’s properties in Winfield, Kansas (Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

10(k)	Revolving Credit Agreement dated as of July 25, 1989 among the Company, Andersen, Crown, Thermo-Flood and The Citizens and Southern National Bank, together with the related Pledge Agreement, Security Agreement, Special Revolving Credit Note and Working Capital Revolving Credit Note (Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1989)

10(l)	Purchase Agreement dated April 30, 1991 between the Company and Josef A.C. van Stratum for the acquisition by the Company of the remaining 19% of Montair Andersen stock (Exhibit 2 to the Company’s Report on Form 8-K dated April 30, 1991)

10(m)	Agreement for the Purchase of Stock dated as of September 13, 1991 among George T. Condy, Lawrence E. Wiegman, Kenneth Kirby and Crown for the acquisition of the stock of Roanoke by Crown (Exhibit 2 to the Company’s Report on Form 8-K dated September 13, 1991).

10(n)	Revolving Credit Agreement Amendment dated as of March 31, 1992 among the Company, Andersen, Crown and Thermo-Flood and NationsBank of Georgia, N.A. (formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)

CROWN ANDERSEN INC.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(o)	Second Amendment to Revolving Credit Agreement among the Company, Andersen, Crown, Thermo-Flood and NationsBank of Georgia, N.A. (Formerly known as The Citizens and Southern National Bank) - (See Exhibit 10p)

10(p)	Loan agreement dated as of March 31, 1993 among the Company, Andersen and Crown and NationsBank of Georgia N.A. (Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993)

10(q)	Agreement for Sale of Roanoke Industries, Inc. assets, dated July 19, 1994

10(r)	Agreement for Sale of Crown Rotational Molded Products, Inc. assets, dated July 19, 1994 (Exhibit A to the Company’s Notice of Special Meeting and Proxy Statement 1994)

10(s)	Asset Purchase Agreement dated December 21, 1995 between the Cleaver-Brooks Division of Aqua-Chem and Andersen 2000 Inc. filed with Form 10Q for quarter ended December 31, 1995

10(t)	Commercial Loan Agreement, General Security Agreement, Commercial Promissory Note, and Revolving Note dated June 28, 1996 between South Trust Bank of Georgia, N.A. and Crown Andersen Inc. and Andersen 2000 Inc. filed with Form 10Q for the quarter ended June 30, 1996.

10(u)	Loan Documents Modification Agreement dated February 28, 1997 between Crown Andersen Inc., Andersen 2000 Inc., and SouthTrust Bank of Georgia, N.A., filed with Form 10Q for the quarter ended March 31, 1997.

10(v)	1998 Directors Warrant Plan.

10(w)	1998 Incentive Stock Option Plan.

10(x)	Loan Documents Modification Agreement dated February 21, 1998 and March 29, 1998 between Crown Andersen Inc., Andersen 2000 Inc and SouthTrust Bank of Georgia N.A., filed with Form 10Q for quarter ended March 31, 1998.

10(y)	Mortgage note dated September 28, 2000 entered into by Griffin Environmental Company, Inc. and M&T Real Estate, Inc. in the amount of $850,000. Filed with Form 10K for the year ended September 30, 2001

10(z)	Mortgage notes dated August 27, 2001 in the amounts of $500,000 and $200,000, entered into by Crown Andersen Inc. and Andersen 2000 Inc. (borrowers) and Branch Banking and Trust Company. Filed with Form 10K for the year ended September 30, 2001.

13**	2003 Annual Report - Filed herewith

21	Subsidiaries - Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions of the Company’s 2003 Annual Report, as indicated in this Annual Report on Form 10-KSB, are incorporated herein by reference. Other than as so noted herein, the 2003 Annual Report is furnished to the Commission solely for its information and is not deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934. Any exhibit will be furnished upon written request to the Company. There is a charge of $.50 per page to cover expenses for copying and mailing. Requests should be addressed to Randall H. Morgan, Crown Andersen Inc., 306 Dividend Drive, Peachtree City, Georgia 30269.