Form 10QSB
period 2003-12-31
CROWN ANDERSEN INC
filed 2004-04-09
CIK 778808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED December 31, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at December 31, 2003
Common Stock, $0.10 Par Value	1,865,138 shares

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

CROWN ANDERSEN INC.

ITEM 1. FINANCIAL STATEMENTS

CROWN ANDERSEN INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$1,053,662	$1,308,753
Receivables:
Trade, less allowance of $401,800 and $379,400 for doubtful accounts	3,691,370	3,057,038
Other	86,958	142,146
Costs and estimated earnings in excess of billings on uncompleted contracts	4,463,389	4,262,791
Inventories	2,434,037	2,354,841
Refundable income taxes	152,666	140,914
Prepaid expenses	174,967	177,917
Current maturities of long-term receivable	58,589	58,589

TOTAL CURRENT ASSETS	12,115,638	11,502,989

LONG-TERM RECEIVABLE, net of discount of $163,364	1,469,797	1,484,092
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,497,125	2,507,623
PROPERTY AND EQUIPMENT HELD FOR SALE	245,000	245,000
OTHER ASSETS	100,285	106,284

TOTAL ASSETS	$16,427,845	$15,845,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$1,400,000	$1,400,000
Accounts payable	6,301,278	5,381,206
Accruals:
Compensation	626,936	501,899
Warranty	484,291	519,315
Miscellaneous	523,446	709,962
Billings on uncompleted contracts in excess of cost and estimated earnings	320,789	471,321
Current maturities of long-term debt	943,708	969,661

TOTAL LIABILITIES	10,600,448	9,953,364

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,865,138	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 10,780	(159,844)	(159,844)
Retained earnings	1,706,270	1,893,815
Foreign currency translation adjustment	256,807	134,489

TOTAL STOCKHOLDERS’ EQUITY	5,827,397	5,892,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,427,845	$15,845,988

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended December 31,
	2003	2002
REVENUES:
Contracts	$3,376,155	$4,445,665
Sales	1,208,448	352,224

	4,584,603	4,797,889

Cost of contracts and sales	3,760,049	4,135,401

GROSS PROFIT	824,554	662,488

Selling, general and administrative	967,501	1,104,408
Interest and other	44,598	65,955

	1,012,099	1,170,363

Income (loss) from operations before taxes on income	(187,545)	(507,875)

TAXES ON INCOME	—	(124,000)

NET INCOME (LOSS)	$(187,545)	$(383,875)

AVERAGE NUMBER OF SHARES - BASIC	1,865,138	1,857,669
AVERAGE NUMBER OF SHARES - DILUTED	1,865,138	1,857,669

EARNINGS PER SHARE:
BASIC	$(0.10)	$(0.21)
DILUTED	$(0.10)	$(0.21)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
	For The Three Months Ended December 31,
	2003	2002
Net income (loss)	$(187,545)	$(383,875)
Other Comprehensive Income Foreign Currency Translation Adjustment	122,318	114,403

COMPREHENSIVE INCOME (LOSS)	$(65,227)	$(269,472)

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(187,545)	$(383,875)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,771	66,768
Deferred income taxes	—	(148,663)
Change in operating assets and liabilities:
Trade and long-term receivables	(514,834)	145,622
Refundable income taxes	(6,248)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(200,598)	(131,074)
Inventories	8,100	31,795
Prepaid expenses	5,741	(8,492)
Accounts payable	833,592	170,369
Accrued expenses	(131,778)	(293,402)
Billings on uncompleted contracts in excess of costs and estimated earnings	(150,532)	(115,500)
Other	6,000	—

Cash used in operating activities	(275,331)	(666,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	14,295	—
Capital expenditures	(2,312)	(1,895)

Cash provided by (used in) investing activities	11,983	(1,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	—	60,000
Repayment of long-term debt	(25,953)	(45,563)

Cash provided by (used in) financing activities	(25,953)	14,437

EFFECT OF EXCHANGE RATE ON CHANGES IN CASH	34,210	24,981

CASH AND CASH EQUIVALENTS:
Net decrease during the period	(255,091)	(628,929)
Balance at beginning of the period	1,308,753	1,457,512

BALANCE AT END OF PERIOD	$1,053,662	$828,583

See accompanying Notes to Consolidated Financial Statements.

CROWN ANDERSEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed footnotes:

As contemplated by the Securities and Exchange Commission instructions to Form 10-QSB, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Crown Andersen Inc.’s annual financial statements set forth in its Form 10-KSB for the year ended September 30, 2003.

2. Earnings per share:

Earnings per share is computed based on the weighted average number of common shares, common stock options and warrants (using the treasury stock method) in accordance with FAS 128 “Earnings Per Share.”

Options and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the three months ended December 31, 2003 because they would have had an antidilutive effect.

3. Stock options and warrants:

As of December 31, 2003, options to purchase 188,751 shares at an average exercise price of $4.42 were outstanding under the Company’s stock option plan.

The Company also has outstanding warrants to purchase 238,000 shares of common stock under the Directors Stock Warrant Plan at an average exercise price of $4.44 per share. Of the total 238,000 warrants outstanding, only 207,600 were vested as of December 31, 2003.

Had compensation expense for the Company’s aforementioned stock option plans been determined based on the fair value at the grant dates under the provisions of SFAS No. 123, the Company’s net loss would have been changed to the following pro forma amounts:

Net loss – as reported	$(187,545)	$(383,875)
Loss per share – as reported	$(0.10)	$(0.21)

Net loss – pro forma	$(187,545)	$(446,495)
Loss per share – pro forma	$(0.10)	$(0.24)

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

5. Inventories:

Inventories were $2,434,037 and $2,354,841 as of December 31, 2003 and September 30, 2003. Included in inventories is approximately $435,000 related to incineration equipment purchased from a former competitor.

6. Long-term receivable:

On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company was to receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The Company recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of December 31, 2003. The note has been guaranteed by the customer’s parent company. Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000, which was previously guaranteed under a letter of credit with a bank.

The Company received the first three scheduled payments through April 1, 2001. During the period April 1, 2001 through September 30, 2001, the customer and the Company agreed on a selection of equipment to meet performance standards established in the Settlement agreement. As per the Agreement, the cost of this equipment was to be equally absorbed by the customer and the Company. When the October 2001 payment was not received as scheduled, Andersen advised the customer that it was in default of the Settlement Agreement and after several unsuccessful attempts to resolve the matter, Andersen filed for arbitration in accordance with the Settlement Agreement. In fiscal 2003 the Company recorded a $566,600 valuation reserve against this receivable, as the Company may not receive all amounts due on this note receivable.

7. Property and equipment held for sale:

On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer’s default during 1994, the Company terminated the lease, repossessed the equipment, reclassified the asset as equipment held for sale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser to review the carrying value of this unit on a periodic basis. During fiscal year 2003, the carrying value of the equipment was reduced to $245,000.

During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one-year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets was carried at $1,000,000. The Company sold the property during fiscal 2003. As the buyer of the property has not met the minimum threshold investment in the property, the transaction has not yet been accounted for as a sale.

8. Segment information:

The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company’s geographic segments of its operations is set forth below.

	Three Months Ended December 31,
	2003	2002
	(In Thousands)
Revenues:
U.S. operations
Domestic	$1,179	$1,751
Export	2,177	2,150
The Netherlands operation	1,229	897

Total	$4,585	$4,798

Income (Loss) before taxes:
U.S. operations	$(120)	$(450)
The Netherlands operation	(68)	(58)

	$(188)	$(508)

	December 31,
	2003	2002
Identifiable assets:
U.S. operations	$13,147	$15,955
The Netherlands operation	3,281	2,719

	$16,428	$18,674

Information regarding the Company’s industry segments of its operations is set forth below.

	Three Months Ended December 31,
	2003			2002
	(In Thousands)
	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total
Revenues from customers	3,840	745	4,585	4,147	651	4,798
Depreciation and Amortization	39	24	63	43	24	67
Segment pretax income (loss)	(66)	(122)	(188)	(337)	(171)	(508)
Segment assets	14,506	1,922	16,428	16,610	2,064	18,674
Expenditures for segment assets	2	—	2	2	—	2

9. Realization of Assets:

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company sustained substantial losses from operations in fiscal 2003 and 2002. In addition, the Company used, rather than provided, cash in its operations and has violated certain debt covenants.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence: Management has instituted a cost reduction program that included a reduction in labor costs and reductions in discretionary expenditures. The Company is currently involved in discussions concerning equity financing and other financing avenues. During the second fiscal quarter of fiscal 2004, the Company secured an agreement for financing that is discussed in note 10 below. Management believes that these actions will enable the Company to continue as a going concern.

10. Subsequent Events:

In March 2004, the Company issued a $1,000,000 Convertible Secured Promissory Note to Michael P. Marshall, a former director of the Company. The interest rate on the note is eight percent (8%) per annum, compounded annually until it is paid or converted. The maturity date of the note is August 26, 2005, which may be extended by the holder. The holder may convert the outstanding principal and accrued but unpaid interest into shares of preferred stock of the Company. The number of shares of preferred stock that shall be received upon conversion will be equal to the quotient of the outstanding principal and accrued but unpaid interest divided by the lesser of $2.00 or the price at which each share of preferred stock is sold in any new financing.

11. Commitments and contingencies:

There are no significant changes to the information discussed in the Company’s annual report on Form 10-KSB for the year ended September 30, 2003.

12. New accounting pronouncements:

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

Liquidity and Capital Resources:

Cash and cash equivalents of $1,053,662 at December 31, 2003 decreased $255,091 from the September 30, 2003 balance of $1,308,753. This decrease was due primarily to the $187,545 operating loss for the first quarter of fiscal 2004. Trade and long-term receivables increased $514,834 as a result of the timing of invoices being issued on contracts. Accounts payable increased $833,592 due to the timing of the receipt of vendor invoices and due to cash flow problems encountered during the period.

Cash and cash equivalents of $828,583 at December 31, 2002 decreased $628,929 from the September 30, 2002 balance of $1,457,512. This decrease was primarily due to the $383,875 operating loss for the first quarter of fiscal 2003. In addition, there was a reduction of $293,402 in accrued expenses due to the timing of the receipts of invoices from vendors. This was offset by a $170,369 increase in trade payables, which represent vendor invoices received. Billings on uncompleted contracts in excess of costs and estimated earnings decreased $115,500 due to the timing of invoices being issued to our customers. Cash used for investing activities totaled $1,895. This amount represents capital expenditures at Montair. Cash provided by financing activities netted $14,437. This amount includes borrowings by Griffin under its line of credit of $60,000 and repayment of long-term debt of $45,563.

As disclosed in Note 7 to the interim financial statements, during 1994 the Company repossessed certain equipment under a lease arrangement. The Company reduced the carrying value of this asset to $490,000 as of September 30, 1998 and in fiscal 2003 further reduced this value to $245,000. It is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company has active negotiations underway for the sale of this equipment. It is anticipated that this equipment will be sold in fiscal 2004.

The Company has pending litigation, which is fully disclosed in Note 11 to the Consolidated Financial Statements for fiscal year ended September 30, 2003. The Company believes that the final resolution of these matters will not result in a material adverse effect on the Company’s financial statements or its operations because the Company believes the claims against it to be improper and without factual basis. However, an adverse legal ruling could have significant impact on the Company’s financial statements and operations.

In August 2001, the Company obtained $700,000 in financing from a U.S. bank, a $500,000 mortgage loan and a temporary line of credit of $200,000. The mortgage loan is payable in 34 equal installments of $10,300, including interest at the rate of prime plus 3/4% through July 2004. The

$200,000 line of credit expires on July 13, 2004 and bears interest at the rate of prime plus 3/4%. As of December 31, 2003, the Company had utilized the full $200,000 under this line of credit. The proceeds from the mortgage loan were used to pay off a loan due to a former U.S. bank and for operating funds.

During fiscal 2003 and continuing into the first quarter of fiscal 2004 the Company experienced cash flow problems primarily as a result of the operating losses incurred. In addition, there were a number of the Company’s customers that were late in their payments to the Company or that delayed projects that had a negative impact on the Company’s cash flow. The combination of these factors created a tremendous strain on available funds and resulted in the Company being late in payment to many of its vendors. In addition to attempting to collect these past due funds from its customers, the Company spent almost one year looking for additional financing. In February 2004, the Company was successful in securing a $1 million bridge loan convertible to preferred stock at $2.00 per share and expects to complete the sale of additional preferred stock to raise an additional $1 million by May 2004. The inability of the Company to obtain the necessary financing in a timely fashion could have an unfavorable impact on the Company’s ability to maintain projected operating levels and to meet certain obligations when they become due.

As of December 31, 2003, the Company’s equity in its Montair operation had increased in value by $122,318 from September 30, 2003 as a result of an increase in the foreign currency translation adjustment, reflecting an 8% decrease in the U.S. dollar against the Euro.

Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments

(In Thousands of Dollars)

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	4 –5 Years	Over 5 Years
Long-Term Debt *	$944	$944	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	214	90	124	0	0
Unconditional Purchase Obligations	0	0	0	0	0

*	Mortgage Loans Secured by Real Estate.

Note: Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).

Commercial Commitments (off balance sheet obligations):

Outstanding bank guarantees for performance bonds on Company’s manufactured equipment amounted to $1.0 million. Expiration date: Less than one (1) year.

Notes: The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries.

Results of Operations:

Revenues.

Revenues for the first quarter of fiscal 2004 were $4,584,603 compared with $4,797,889 for the first quarter of fiscal 2003 and $3,856,678 for the fourth quarter of fiscal 2003. The $213,286 (4%) decrease in revenues for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 was primarily the result of lower revenues at the Andersen operation. Incoming orders were actually better than in fiscal 2003 and thus the revenue decrease will likely be made up for in future quarters. Revenues increased $727,925 (19%) in the first quarter of fiscal 2004 from the revenue figures of the fourth quarter of fiscal 2003. During the first quarter of fiscal 2004, we are seeing signs of improvement in the international capital market that was reflected with the majority of the increase from the fourth quarter of fiscal 2003 being generated by Andersen. The domestic market continues to be a relatively small contributor to revenues. Foreign sales (Andersen exports and Montair sales) were $3.4 million in the first quarter of fiscal 2004, accounting for 74% of the Company’s total revenues for the period. All changes in revenues are related to the quantity of products sold, not to pricing changes.

Revenues for the first quarter of fiscal 2003 were $4,797,889 compared with $5,965,864 for the first quarter of fiscal 2002 and $5,339,450 for the fourth quarter of fiscal 2002. The $1,167,975 (20%) decrease in revenues in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 was the result of lower revenues at the Company’s domestic operations. This decrease was attributed to the downturn in the capital goods markets, primarily in the United States. For the first quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002, revenues were down $541,561 (10%). The pollution control and incinerator business segment of the company suffered a $572,800 decline in revenues due to the depressed capital goods market. The dust collection segment experienced a $31,200 improvement from the fourth quarter. Both domestic and foreign capital goods markets were in a depressed state, which had a negative impact on the Company’s operations. Foreign sales (Andersen exports and Montair sales) were $3.0 million in the first quarter of fiscal 2003 accounting for 64% of the Company’s revenue for the quarter. For the first quarter of fiscal 2002, foreign sales were $1.1 million or 18.8% of total revenues.

The Company continues to pursue business in the international marketplace. Domestic demand for the Company’s products has been slow during the past four years due to changes in U.S. environmental regulations and the sluggish economy for most of fiscal 2003 and the first fiscal quarter of 2004.

Cost of Sales.

Cost of sales for the first quarter of fiscal 2004 was $3,760,049 as compared to $4,135,401 for the first quarter of fiscal 2003 and $3,980,638 in the fourth quarter of fiscal 2003. The $375,352 (9%) decrease in expenses from the same period in fiscal 2003 is due to the decrease in revenues and the result of improved margins on current contracts, along with reduced warranty charges for the period. Cost of sales in the current quarter decreased $220,589 from these expenses in the fourth quarter of fiscal 2003. During the fourth quarter of fiscal 2003, the Company recorded an increase in projected contract costs as well as warranty costs. These expenses were not incurred during the current period, resulting in improved gross margins for the current quarter.

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

Selling, General and Administrative Costs.

For the first quarter of fiscal 2004, selling, general and administrative expenses decreased $136,907 and $812,044 from the first quarter of fiscal 2003 and the fourth quarter of fiscal 2003, respectively. The decrease from the comparable period of fiscal 2003 is primarily due to the reduction in sales commissions as a result of lower revenues for the first quarter of fiscal 2004. In the fourth quarter of fiscal 2003, the Company recorded a $566,000 valuation reserve against a note receivable. In addition, the company incurred above normal legal expenses associated with an arbitration matter. Selling, general and administrative expenses were 21%, 23% and 46% of revenues for the first quarter of fiscal 2004, the first quarter of fiscal 2003 and the fourth quarter of fiscal 2003, respectively.

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

Interest and Other Expense.

Net interest and other expenses for the first quarter of fiscal 2004 were $44,598 compared to $65,955 in the first quarter of fiscal 2003 and $89,372 for the fourth quarter of fiscal 2003. For the first quarter of fiscal 2004, net interest expense decreased from the comparable quarter of fiscal 2003 due to interest income from the sale of the Kansas property. The net decrease for the current period was $21,357. The fourth quarter of fiscal 2003 was much higher than the first quarter of fiscal 2004 due to the recording of a $20,000 loss on the sale of the California property and increasing the provision for bad debts by $80,000.

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

Taxes on Income.

For the first quarter of fiscal 2004 and the fourth quarter of fiscal 2003, there were no tax benefits recorded for the periods. The effective tax benefit rate for the first quarter of fiscal 2003 was 24%. It is anticipated that the Company will more likely than not have taxable income over the rest of fiscal 2004 and accordingly the Company will not utilize any deferred tax benefits.

Net Income.

For the first quarter of fiscal 2004, the net loss was $187,545 or $0.10 per share (basic and diluted) compared to a net loss of $383,875 or $0.21 per share (basic and diluted) for the comparable period of fiscal 2003 and to the fourth quarter of fiscal 2003 net loss of $3,086,410 or $1.66 per share (basic and diluted). The fourth quarter loss for fiscal 2003 included write-downs of $679,800 for equipment held for resale, $566,600 for reserves against a note receivable and $650,00 as a write-off of Goodwill.

For the first quarter of fiscal 2003, the net loss was $383,875 or $0.21 per share (basic and diluted) compared to a net loss of $320,186 or $0.17 per share (basic and diluted) in the first quarter of fiscal 2002 and a net loss of $1,906,257 or $1.03 per share (basic and diluted) for the fourth quarter of fiscal 2002. Net loss for the first quarter of fiscal 2002 was $320,186 or $0.17 per share (basic and diluted) compared to $163,795 or $0.09 per share (basic and diluted) for the first quarter of 2001. In the fourth quarter of fiscal 2001, the Company reported net income of $392,739 or $0.21 per share (basic) and $0.19 per share (diluted).

Shares Outstanding.

The weighted average shares and equivalent shares outstanding were:

	First Quarter 2004	First Quarter 2003
Basic	1,865,138	1,857,669
Diluted	1,865,138	1,857,669

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

ITEM 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) are effective, except as noted below. The conclusion was reached after an evaluation of these disclosure controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As stated in the Form 10-KSB for the year ended September 30, 2003, due to the stressed financial condition of the Company, the Company has terminated certain individuals in administrative, accounting and record-keeping roles. The termination of these individuals has resulted in a lack of segregation of duties, primarily in the record keeping and financial reporting areas. While the Company attempts to maintain alternative controls to mitigate the lack of segregation of duties, the reduced size of the Company’s accounting and financial reporting staff has resulted in the performance of incompatible duties by certain Company employees.

PART II

OTHER INFORMATION

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

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN ANDERSEN INC.

Dated: April 8, 2004	By:	/s/ Jack D. Brady
Jack D. Brady
Chairman of the Board
(Duly Authorized Officer)

Dated: April 8, 2004	By:	/s/ Randall H. Morgan
Randall H. Morgan
Secretary and Treasurer
(Principal Financial Officer)