Form 10QSB
period 2004-03-31
CROWN ANDERSEN INC
filed 2004-05-24
CIK 778808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2004	COMMISSION FILE NUMBER 0-14229

CROWN ANDERSEN INC

(Exact name of registrant as specified in its charter)

Delaware	58-1653577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

306 Dividend Drive, Peachtree City, Georgia	30269
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2004
Common Stock, $0.10 Par Value	1,865,138 shares

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

CROWN ANDERSEN INC.

ITEM 1. FINANCIAL STATEMENTS

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$858,112	$1,308,753
Receivables:
Trade, less allowance of $394,700 and $379,400 for doubtful accounts	2,660,592	3,057,038
Other	137,682	142,146
Costs and estimated earnings in excess of billings on uncompleted contracts	3,897,023	4,262,791
Inventories	3,724,213	2,354,841
Refundable income taxes	98,629	140,914
Prepaid expenses	140,335	177,917
Current maturities of long-term receivable	58,589	58,589

TOTAL CURRENT ASSETS	11,575,175	11,502,989

LONG-TERM RECEIVABLE, net of discount of $163,364	1,455,270	1,484,092
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,420,803	2,507,623
PROPERTY AND EQUIPMENT HELD FOR SALE	245,000	245,000
OTHER ASSETS	85,585	106,284

TOTAL ASSETS	$15,781,833	$15,845,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$800,000	$1,400,000
Notes Payable	1,006,445	—
Accounts payable	6,065,452	5,381,206
Accruals:
Compensation	580,326	501,899
Warranty	515,376	519,315
Miscellaneous	520,619	709,962
Billings on uncompleted contracts in excess of cost and estimated earnings	333,389	471,321
Current maturities of long-term debt	889,441	969,661

TOTAL LIABILITIES	10,711,048	9,953,364

STOCKHOLDERS’ EQUITY:
Preferred Stock, $010 par; shares authorized 5,000,000; issued -0-	—	—
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,865,138	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 10,780	(159,844)	(159,844)
Retained earnings	988,447	1,893,815
Foreign currency translation adjustment	218,018	134,489

TOTAL STOCKHOLDERS’ EQUITY	5,070,785	5,892,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,781,833	$15,845,988

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2004	2003	2004	2003
REVENUES:
Contracts	$2,798,259	$4,062,206	$6,174,414	$8,507,871
Sales	1,328,498	463,966	2,536,946	816,190

	4,126,757	4,526,172	8,711,360	9,324,061

Cost of contracts and sales	3,747,221	4,027,235	7,507,270	8,162,636

GROSS PROFIT	379,536	498,937	1,204,090	1,161,425

Selling, general and administrative	1,128,985	1,032,535	2,096,486	2,136,943
Interest and other	(1,026)	49,892	43,572	115,847

	1,127,959	1,082,427	2,140,058	2,252,790

Income (loss) from operations before taxes on income	(748,423)	(583,490)	(935,968)	(1,091,365)

TAXES (BENEFIT) ON INCOME (LOSS)	(30,600)	90,300	(30,600)	(33,700)

NET INCOME (LOSS)	$(717,823)	$(673,790)	$(905,368)	$(1,057,665)

AVERAGE NUMBER OF SHARES - BASIC	1,865,138	1,857,669	1,865,138	1,859,536
AVERAGE NUMBER OF SHARES - DILUTED	1,865,138	1,857,669	1,865,138	1,859,536

EARNINGS PER SHARE:
BASIC	$(0.38)	$(0.36)	$(0.49)	$(0.57)
DILUTED	$(0.38)	$(0.36)	$(0.49)	$(0.57)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2004	2003	2004	2003
Net income	$(717,823)	$(673,790)	$(905,368)	$(1,057,665)

Other Comprehensive Income
Foreign Currency Translation Adjustment	(38,789)	25,748	83,529	140,151

COMPREHENSIVE INCOME	$(756,612)	$(648,042)	$(821,839)	$(917,514)

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(905,368)	$(1,057,665)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,160	136,910
Change in operating assets and liabilities:
Trade and long-term receivables	444,476	1,255,889
Refundable income taxes	45,606	393,781
Costs and estimated earnings in excess of billings on uncompleted contracts	365,768	(1,521,738)
Inventories	(1,304,223)	16,419
Prepaid expenses	39,735	(65,822)
Accounts payable	634,576	505,381
Accrued expenses	(138,209)	(469,284)
Billings on uncompleted contracts in excess of costs and estimated earnings	(137,932)	(169,310)
Other	20,699	2,000

Cash used in operating activities	(808,712)	(973,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	28,822	—
Capital expenditures	(5,092)	(26,554)

Cash used in investing activities	23,730	(26,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	(600,000)	433,100
Proceeds from notes payable	1,006,446	—
Repayment of long-term debt	(80,220)	(87,246)
Issuance of treasury stock	—	18,075

Cash provided by financing activities	326,226	363,929

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	8,115	60,329

CASH AND CASH EQUIVALENTS:
Net decrease during the period	(450,641)	(575,735)
Balance at beginning of the period	1,308,753	1,457,512

BALANCE AT END OF PERIOD	$858,112	$881,777

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

3. Stock options and warrants:

As of March 31, 2004, options to purchase 188,751 shares at an average price of $4.42 were outstanding under the Company’s stock option plan.

The Company also has outstanding warrants to purchase 238,000 shares of common stock under the Directors Stock Warrant Plan at $4.44 per share. Of the total 238,000 warrants outstanding, 207,600 were vested as of March 31, 2004.

At March 31, 2004, the Company has two stock-based employee compensation plans, which are described in Note 9 in its Form 10-KSB for the year ended September 30, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended March 31,
	2004	2003
Net loss - as reported	$(618,368)	$(1,057,665)
Loss per share – as reported	$(0.33)	$(0.57)

Net loss – pro forma	$(618,368)	$(1,078,538)
Loss per share – pro forma	$(0.33)	$(0.58)

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

5. Inventories:

Inventories were $3,724,213 and $2,354,841 as of March 31, 2004 and September 30, 2003. Included in inventories is approximately $435,000 related to incineration equipment purchased from a former competitor.

6. Long-term receivable:

On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company was to receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of March 31, 2004. The note has been guaranteed by the customer’s parent company. Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000, which was previously guaranteed under a letter of credit with a bank.

The Company received the first three scheduled payments through April 1, 2001. During the period April 1, 2001 through September 30, 2001, the customer and the Company agreed on a selection of equipment to meet performance standards established in the Settlement agreement. As per the Agreement, the cost of this equipment was to be equally absorbed by the customer and the Company. The customer indicated until September 2001 that the October 2001 payment would be made as scheduled. When the October 2001 payment was not received as scheduled, Andersen advised the customer that it was in default of the Settlement Agreement and after several unsuccessful attempts to resolve the matter, Andersen filed for arbitration in accordance with the Settlement Agreement. In fiscal 2003, the Company recorded a $566,600 valuation reserve against this receivable, as the Company may not receive all amounts due on this note receivable.

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

	Six Months Ended March 31,
	2004	2003
	(In Thousands)
Revenues:
U.S. operations
Domestic	$2,341	$3,273
Export	2,950	4,315
The Netherlands operation	3,420	1,736

Total	$8,711	$9,324

Income (Loss) before taxes:
U.S. operations	$(615)	$(971)
The Netherlands operation	(321)	(120)

	$(936)	$(1,091)

Identifiable assets:
U.S. operations	$12,012	$16,056
The Netherlands operation	3,770	2,573

	$15,782	$18,629

Information regarding the Company’s industry segments of its operations is set forth below.

	Six Months Ended March 31,
	(In Thousands)
	2004			2003
	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total
Revenues from customers	7,141	1,570	8,711	8,089	1,235	9,324
Depreciation/ & amortization	77	49	126	88	49	137
Segment pretax income (loss)	(691)	(245)	(936)	(707)	(384)	(1,091)
Segment assets	13,801	1,981	15,782	16,609	2,020	18,629
Expenditures for segment assets	5	—	5	27	—	27

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

10. Financing Agreement:

In March 2004, the Company issued a $1,000,000 Convertible Secured Promissory Note to Michael P. Marshall, a former director of the Company. The interest rate on the note is eight percent (8%) per annum, compounded annually until it is paid or converted and is secured by the Company’s assets. The maturity date of the note is August 26, 2005, which may be extended by the holder. The holder may convert the outstanding principal and accrued but unpaid interest into shares of preferred stock of the Company. The number of shares of preferred stock that shall be received upon conversion will be equal to the quotient of the outstanding principal and accrued but unpaid interest divided by the lesser of $2.00 or the price at which each share of preferred stock is sold in any new financing.

11. Commitments and contingencies:

There are no significant changes to the information discussed in the Company’s annual report on Form 10-KSB for the year ended September 30, 2003.

12. New accounting pronouncements:

The FASB recently issued Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (Statement 132(R)). Statement 132(R) retains all of the disclosures that are required by FASB Statement 132, Employers Disclosures about Pensions and other Postretirement Benefits, and includes several additional disclosures. The additional disclosures apply to both public and private companies, although there is a delayed effective date for private companies. It also amends APB Opinion 28, Interim Financial Reporting, to require certain disclosures about pension and other postretirement benefit plans in interim financial statements.

The additional annual disclosures in Statement 132(R) are required in financial statements of public companies with fiscal years ending after December 15, 2003 (December 31, 2003 financial statements for an entity with a calendar year-end) except for disclosures about estimated future benefit payments and the additional disclosures for foreign plans, which are effective for fiscal years ending after

June 15, 2004. The provisions of Statement 132(R) are effective for nonpublic companies and foreign plans for fiscal years ending after June 15, 2004. The interim-period disclosures are required in interim periods beginning after December 15, 2003 (March 31, 2004 for a calendar year-end company). The adoption of the final interpretation did not have a material impact on its financial statements.

The Securities and Exchange Commission recently issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition, to update SAB 101, Revenue Recognition in Financial Statements (codified in Topic 13: Revenue Recognition), primarily for the following reasons:

•	to reflect the issuance of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. Because some revenue arrangements contain multiple deliverables, the staff believes that an entity should determine the units of accounting in an arrangement before applying the guidance in SAB 104.

•	to delete the guidance on reporting revenues gross as a principal or net as an agent because EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” provides that guidance.

•	to rescind SAB 101: Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers (FAQ) and incorporate selected portions of the FAQ into Topic 13. The FAQ permitted registrants to elect a policy of not recognizing any revenue on equipment sold on an installed basis until installation is complete. Because EITF Issue 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the criteria in paragraph 9 are met, this election is no longer available to registrants upon adoption of EITF Issue 00-21.

Since SAB 104 is not creating new GAAP, the issuance of SAB 104 should not be considered a change in accounting principle. The implementation of SAB 104 is not expected to have a material impact on the financial statements of the Company.

The FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in May 2003. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. Statement 150 requires an issuer to classify the following financial instruments as liabilities:

•	mandatorily redeemable preferred and common stocks;

•	forward purchase contracts that obligate the issuer to repurchase shares of its stock by transferring assets;

•	freestanding put options that may obligate the issuer to repurchase shares of its stock by transferring assets; and

•	freestanding financial instruments that require or permit the issuer to settle an obligation by issuing a variable number of its shares if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

•	a fixed monetary amount known at inception;

•	variations in something other than the issuer’s shares, such as the price of gold multiplied by a fixed notional amount; and

•	variations inversely related to changes in the value of the issuer’s shares, such as a written put option that can be net share settled.

Statement 150 is effective immediately for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) entered into or modified after May 32, 2003. It is effective for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) issued on or before May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. Finally, it is effective for mandatorily redeemable financial instruments issued by nonpublic companies for fiscal years beginning after December 15, 2003. The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted.

13. Stockholders Equity:

The total number of shares of all classes of stock which the Corporation has authorized to issue is 25,000,000, of which 20,000,000 is Common Stock, $0.10 par value per share, and 5,000,000 is Preferred Stock, $0.10 par value per share. At March 31, 2004, there were 1,865,138 shares of the Company’s common stock outstanding and there were no Preferred shares outstanding.

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

Liquidity and Capital Resources:

Cash and cash equivalents of $858,112 at March 31, 2004 decreased $450,641 from the September 30, 2003 balance of $1,308,753. This decrease was primarily due to the $905,368 operating loss for the first six months of fiscal 2004 and the increase in inventories during the period of $1,304,223. The increase in inventories was primarily at the Montair operation that reported an increase in work in process. This was offset by a $634,576 decrease in accounts payables and a decrease in receivables of $444,476 due to collection of monies due the company.

Cash provided by investing activities totaled $23,730. This represents payments received by the company against a long-term note receivable offset by capital expenditures at Montair.

Cash provided by financing activities netted $326,226. This includes $1,006,446 proceeds from the Convertible Secured Promissory Note received in March 2004. This amount was offset by payments by Andersen and Griffin under their lines of credit of $600,000 and repayment of long-term debt of $80,220.

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

In August 2001, the Company obtained $700,000 in financing from a U.S. bank, a $500,000 mortgage loan and a temporary line of credit of $200,000. The mortgage loan is payable in 34 equal installments of $10,300, including interest at the rate of prime plus 3/4% through July 2004. The $200,000 line of credit expires on July 13, 2004 and bears interest at the rate of prime plus 3/4%. As of March 31, 2004, the Company had utilized the full $200,000 under this line of credit. The proceeds from the mortgage loan were used to pay off a loan due to a former U.S. bank and for operating funds. During fiscal 2003, the Company secured a separate line of credit of $600,000 against one of its projects. This loan was paid in January 2004.

During fiscal 2003 and continuing into fiscal 2004 the Company experienced cash flow problems primarily as a result of the operating losses incurred. In addition, there were a number of the Company’s customers that were late in their payments to the Company or delayed projects, which had a negative impact on the Company’s cash flow. The combination of these factors created a tremendous strain on available funds and resulted in the Company being late in payment to many of its vendors. In addition to attempting to collect these past due funds from its customers, the Company spent almost one year looking for additional financing. In February 2004, the Company was successful in securing a $1 million bridge loan convertible to preferred stock at $2.00 per share and expects to complete the sale of additional preferred stock to raise an additional $1 million by May 2004. The inability of the Company to obtain the necessary financing in a timely fashion could have an unfavorable impact on the Company’s ability to maintain projected operating levels and to meet certain obligations when they become due.

As of March 31, 2004, the Company’s equity in its Montair operation had increased in value by $83,529 from September 30, 2003 as a result of an increase in the foreign currency translation adjustment, reflecting a 5% decrease in the U.S. dollar against the Euro.

Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments

(In Thousands of Dollars)

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	4 –5 Years	Over 5 Years
Long-Term Debt *	$889	$889	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	170	90	80	0	0
Unconditional Purchase Obligations	0	0	0	0	0

*	Mortgage Loans Secured by Real Estate.

Note: Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).

Commercial Commitments:

(Off balance sheet obligations)

Outstanding bank guarantees for performance bonds on Company’s manufactured equipment amounted to $850,000. Expiration date: Less than one (1) year.

Notes: The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries and no related party transactions.

Results of Operations:

Revenues.

For the first six months of fiscal 2004, revenues were $8,711,360 compared to $9,324,061 for the first six months of fiscal 2003. The $612,701 or 7% reduction in fiscal 2004 revenues is the result of decreased revenues at the Andersen operation that after an initial increase in orders during the first quarter of the fiscal year, has experienced a slow down in incoming orders during the second quarter of the fiscal year. This slow down in incoming orders and the current cash flow problems have resulted in negative results from operations. For the second quarter of fiscal 2004, revenues were $4,126,757 as compared to $4,526,172 in the comparable period of fiscal 2003 and $4,584,603 in the first quarter of fiscal 2004. The second quarter of fiscal 2004 was adversely affected by the slow down in incoming orders and by having to delay some projects because of the cash flow problem. The capital goods market has been depressed for the last two years, especially in the United States.

Revenues for the first six months of fiscal 2003 were $9,324,061 compared to $12,142,705 for the first six months of fiscal 2002. The $2.8 million or 23% reduction in revenues for fiscal 2003 is the result of lower sales and revenues at the Company’s U.S. domestic operations for the current fiscal year. The lower revenues are attributed to the current downturn in the capital goods markets, primarily in the United States. Revenues for the second quarter of fiscal 2003 were $4,526,172 as compared to $6,176,841 in revenues for the same period of fiscal 2002 and $4,797,889 for the first quarter of fiscal 2003. Due to unexpected delays in equipment shipments requested by customers, revenues for the second quarter of fiscal 2003 were less than first quarter of fiscal 2003. During the last half of fiscal 2002 and for all of fiscal 2003, the Company experienced a significant slowdown in incoming orders due to the slowdown in the manufacturing sector of the economy. For the fiscal year 2003, Andersen and Griffin experienced the worst impact of the economic situation. The rate of incoming orders was much lower than in previous years. The proposal activity remained strong, but the release of these orders was extremely slow. These potential orders were not being released to competitors but were being delayed until there is an improvement in the economy.

Foreign sales (including Andersen exports and Montair sales) were $6.4 million in the first six months of fiscal 2004 accounting for 73% of the Company’s revenue for the period. For the first six months of fiscal 2003, foreign sales were $6.1 million or 65% of total revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

The Company continues to pursue business in the international marketplace. Domestic demand for the Company’s products has been slow during the past four years due to changes in U.S. environmental regulations and the sluggish economy for most of fiscal 2003 and the first half of fiscal 2004.

Cost of Sales.

Cost of sales for the first six months of fiscal 2004 were $7,507,270 as compared to $8,162,636 for the first six months of fiscal 2003. This $655,366 (8%) decrease was primarily due to the decrease in revenues for the current fiscal year. For the second quarter of fiscal 2004, cost of sales were $3,747,221 as compared to $4,027,235 in the second quarter of fiscal 2003 and $3,760,049 for the first quarter of fiscal 2004. The decrease in fiscal 2004 is attributed to reduced revenues in the quarter from the prior periods.

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

Selling, General and Administrative Costs.

For the first six months of fiscal 2004, selling, general and administrative expenses were $2,096,486 as compared to $2,136,943 for the comparable period of fiscal 2004. This $40,457 decrease in costs in the current period was the result of lower sales commissions due to the decrease in revenues. However, this decrease was offset by increased legal expenses during the quarter. Selling, general and administrative expenses were $1,128,985 for the second quarter of fiscal 2004 as compared to $1,032,535 in the second quarter of fiscal 2003 and $967,501 in the first quarter of fiscal 2004. Fiscal 2004 second quarter expenses were greater due to the legal costs increase for the period.

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

Interest and Other Expense.

For the six months ended March 31, 2004, net interest and other expenses was $43,572 as compared to $115,847 for the first six months of fiscal 2003. The $72,275 decrease in fiscal 2004 is attributed primarily to $43,000 in royalty income received by Griffin during the current period. Although there was an increase in debt during the fiscal 2004 period, the majority of this increase took place at the end of March resulting in minimum interest expense being incurred on this debt for the period. Other debt was decreased by approximately $700,000, which resulted in less interest expense being incurred. For the second quarter of fiscal 2004, net interest and other income was $1,026 due to the royalty income received by Griffin and the reduction of debt for the majority of the period. The net expense for the second quarter of fiscal 2003 was $49,892 and for the first quarter of fiscal 2004 it was $44,598. Due to the current cash requirements of the Company, it is anticipated that interest expense will continue to increase during fiscal 2004.

For the first six months of fiscal 2003 net interest and other expense was $115,847, a $70,918 (158%) increase over the $44,929 in the first six months of fiscal 2002. For the second quarter of fiscal 2003, net interest and other expense was $49,892 compared to $28,032 for the second quarter of fiscal 2002 and $65,955 in the first quarter of fiscal 2003. These increases were due to increased borrowings during the period and limited cash available for investment as compared to previous periods.

Taxes on Income.

For the first six months of fiscal 2004 and 2003 there were no U.S. tax benefits recorded for the period. During the second quarter of fiscal 2004, the Company did record a $30,600 tax benefit on the Montair operation to recognize the filing of amended tax returns in the Netherlands. It is anticipated that the Company may not have taxable income over the rest of fiscal 2004 and accordingly, the Company will not utilize any deferred tax benefits.

Net Income.

For the first six months of fiscal 2004, the net loss was $905,368 or $0.49 per share (basic and diluted) compared to a net loss of $1,057,665 or $0.57 per share (basic and diluted) for the first six months of fiscal 2003. A net loss of $717,823 or $0.38 per share (basic and diluted) was reported for the second quarter of fiscal 2004. For the second quarter of fiscal 2003, the net loss was $673,790 or $0.36 per share (basic and diluted) and $187,545 or $0.10 per share (basic and diluted) for the first quarter of fiscal 2004.

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

Shares Outstanding.

The weighted average shares and equivalent shares outstanding were:

	Basic	Diluted
First six months of 2004	1,865,138	1,865,138
First six months of 2003	1,859,536	1,859,536
Second quarter of 2004	1,865,138	1,865,138
Second quarter of 2003	1,855,217	1,857,669
First quarter of 2004	1,865,138	1,865,138

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

ITEM 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) are effective, except as noted below. The conclusion was reached after an evaluation of these disclosure controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings:

Georgia Gulf Corporation v. Andersen 2000 Inc. On February 3, 2004 a pretrial conference was held and a trial date of March 1, 2005 was established. All briefs must be filed with the court by January 14, 2005. The Company believes that it will be successful on the merits of this matter. If, however, this matter is resolved in the favor of Georgia Gulf, it could result in a material adverse effect on the Company’s financial statements or its results of operation.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with or incorporated by reference into this report:

10.1	Convertible Secured Promissory Note dated March 1, 2004 in the principal amount of $1,000,000 (incorporated by reference to exhibit (b) of the Registrant’s Schedule 13e-3 filed with the commission on April 21, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

(b)	The following Form 8-K’s were filed during the quarter ended March 31, 2004:

Form 8-K dated January 21, 2004 – Filed as exhibit 99,press release announcing the Company’s receipt of a Nasdaq Marketplace Rule 4310©(14) letter

Form 8-K dated March 3, 2004 – Filed as exhibit 99, press release announcing the Company’s receipt of a Nasdaq Marketplace Rule 4310(c)(14) letter.

Form 8-K dated March 9, 2004 – Filed as exhibit 99, press release announcing that the Company’s Form 10-KSB for the year ended September 30, 2003 contained an audit opinion that included a going concern qualification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN ANDERSEN INC.

Dated: May 24, 2004	By:	/s/ Jack D. Brady
Jack D. Brady
Chairman of the Board
(Duly Authorized Officer)

Dated: May 24, 2004	By:	/s/ Randall H. Morgan
Randall H. Morgan
Secretary and Treasurer
(Principal Financial Officer)