Form 10QSB
period 2004-06-30
CROWN ANDERSEN INC
filed 2004-08-16
CIK 778808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2004
Common Stock, $0.10 Par Value	1,865,138 shares

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

CROWN ANDERSEN INC.

ITEM 1. FINANCIAL STATEMENTS

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$1,828,888	$1,308,753
Receivables:
Trade, less allowance of $328,800 and $379,400 for doubtful accounts	2,370,603	3,057,038
Other	129,404	142,146
Costs and estimated earnings in excess of billings on uncompleted contracts	3,024,626	4,262,791
Inventories	3,455,856	2,354,841
Refundable income taxes	108,673	140,914
Prepaid expenses	155,421	177,917
Current maturities of long-term receivable	61,491	58,589

TOTAL CURRENT ASSETS	11,134,962	11,502,989

LONG-TERM RECEIVABLE, net of discount of $163,364	1,437,605	1,484,092
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,373,880	2,507,623
PROPERTY AND EQUIPMENT HELD FOR SALE	245,000	245,000
OTHER ASSETS	70,885	106,284

TOTAL ASSETS	$15,262,332	$15,845,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$800,000	$1,400,000
Notes Payable	2,029,778	—
Accounts payable	5,895,977	5,381,206
Accruals:
Compensation	489,496	501,899
Warranty	260,037	519,315
Miscellaneous	573,537	709,962
Billings on uncompleted contracts in excess of cost and estimated earnings	22,500	471,321
Current maturities of long-term debt	843,554	969,661

TOTAL LIABILITIES	10,914,879	9,953,364

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par; shares authorized 5,000,000; issued -0-	—	—
Common Stock, $0.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,865,138	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 10,780 shares at cost	(159,844)	(159,844)
Retained earnings	281,524	1,893,815
Foreign currency translation adjustment	201,609	134,489

TOTAL STOCKHOLDERS’ EQUITY	4,347,453	5,892,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,262,332	$15,845,988

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Contracts	$1,631,396	$3,758,796	$7,805,810	$12,266,667
Sales	2,155,536	513,562	4,692,482	1,329,752

	3,786,932	4,272,358	12,498,292	13,596,419

Cost of contracts and sales	3,493,467	3,517,021	11,000,737	11,679,657

GROSS PROFIT	293,465	755,337	1,497,555	1,916,762

Selling, general and administrative	867,771	964,434	2,964,257	3,101,377
Interest and other	132,617	61,501	176,189	177,348

	1,000,388	1,025,935	3,140,446	3,278,725

Loss from operations before taxes on income	(706,923)	(270,598)	(1,642,891)	(1,361,963)

TAXES (BENEFIT) ON INCOME (LOSS)	—	37,000	(30,600)	3,300

NET LOSS	$(706,923)	$(307,598)	$(1,612,291)	$(1,365,263)

AVERAGE NUMBER OF SHARES - BASIC	1,865,138	1,865,138	1,865,138	1,861,404
AVERAGE NUMBER OF SHARES - DILUTED	1,865,138	1,865,138	1,865,138	1,861,404

EARNINGS PER SHARE:
BASIC	$(0.38)	$(0.16)	$(0.86)	$(0.73)
DILUTED	$(0.38)	$(0.16)	$(0.86)	$(0.73)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS:

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(706,923)	$(307,598)	$(1,612,291)	$(1,365,263)
Other Comprehensive Income (Loss) Foreign Currency Translation Adjustment	(55,198)	79,989	67,120	220,140

COMPREHENSIVE LOSS	$(762,121)	$(227,609)	$(1,545,171)	$(1,145,123)

See accompanying Notes to Consolidated Financial Statements

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,612,291)	$(1,365,263)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,058	209,762
Change in operating assets and liabilities:
Trade and long-term receivables	735,609	2,222,897
Refundable income taxes	35,232	372,520
Costs and estimated earnings in excess of billings on uncompleted contracts	1,238,165	(1,337,932)
Inventories	(1,054,484)	(114,177)
Prepaid expenses	24,291	(72,542)
Accounts payable	471,268	(544,851)
Accrued expenses	(418,707)	(627,931)
Billings on uncompleted contracts in excess of costs and estimated earnings	(448,821)	(112,650)
Other	35,399	8,000

Cash used in operating activities	(805,281)	(1,362,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	43,585	(990,748)
Sale of assets held for resale	—	1,000,000
Capital expenditures	(26,876)	(28,075)

Cash provided by (used in) investing activities	16,709	(18,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	(600,000)	730,000
Proceeds from notes payable	2,029,778	—
Repayment of long-term debt	(126,107)	(129,811)
Issuance of treasury stock	—	18,075

Cash provided by financing activities	1,303,671	618,264

EFFECT OF EXCHANGE RATE ON CHANGES ON CASH	5,036	80,296

CASH AND CASH EQUIVALENTS:
Net increase (decrease) during the period	520,135	(682,430)
Balance at beginning of the period	1,308,753	1,457,512

BALANCE AT END OF PERIOD	$1,828,888	$775,082

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

Options and warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the three months ended June 30, 2004 because they would have had an antidilutive effect.

3. Stock options and warrants:

As of June 30, 2004, options to purchase 40,000 shares at an average price of $4.13 were outstanding under the Company’s stock option plan.

The Company also has outstanding warrants to purchase 238,000 shares of common stock under the Directors Stock Warrant Plan at $4.44 per share. All of the 238,000 warrants outstanding were vested as of June 30, 2004.

At June 30, 2004, the Company has two stock-based employee compensation plans, which are described in Note 9 in its Form 10-KSB for the year ended September 30, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended June 30,
	2004	2003
Net loss - as reported	$(1,612,291)	$(1,365,263)
Loss per share – as reported	$(0.86)	$(0.73)

Net loss – pro forma	$(1,612,291)	$(1,469,630)
Loss per share – pro forma	$(0.86)	$(0.79)

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

5. Warranty reserve:

The Company warrants its products to be free from defects in material and workmanship under normal use and service for a period of eighteen months after shipment, or one year after completion of installation, or one year after initial operation, whichever occurs first. Provision for estimated warranty cost is recorded at the time of installation. In addition, some of the equipment sold by the Company includes performance guarantees. Provision for this type of warranty, if required, is established during the testing phase of the equipment. For fiscal 2004, the following table summarizes the activity in the Company’s warranty reserve account.

Nine Months Ended June 30, 2004
Beginning balance	$519,315
Payments	(938,836)
Increase in reserves	679,558

Ending balance	$260,037

6. Inventories:

Inventories were $3,455,856 and $2,354,841 as of June 30, 2004 and September 30, 2003. Included in inventories is approximately $435,000 related to incineration equipment purchased from a former competitor.

7. Long-term receivable:

On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement the Company was to receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The Company has recorded a $163,364 discount on the note to account for the effects of the difference between the 5% interest rate stated in the agreement and the estimated fair market rate (8%) for agreements issued under similar terms. Amortization of approximately $17,500 on the discount is reflected in the financial statements as of June 30, 2004. The note has been guaranteed by the customer’s parent company. Under terms of the agreement the customer agreed to cancel a performance bond of $1,036,000, which was previously guaranteed under a letter of credit with a bank.

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

8. Property and equipment held for sale:

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

During fiscal 1998, the Company settled the litigation over principal and interest for certain Kansas property formerly occupied by Struthers Thermo-Flood Corporation, a former Crown Andersen subsidiary. Under terms of the settlement, the Company paid $1,630,000 in cash and issued a one-year, non-interest bearing promissory note in the amount of $670,000. In exchange, the Company received the rights (without further obligation) to transfer title of this property to a purchaser or to the Company. The estimated value of these assets was carried at $1,000,000. The Company sold the property during fiscal 2003 and is receiving monthly payments in accordance with the sale agreement. As the buyer of the property has not met the minimum threshold investment in the property, the transaction has not yet been accounted for as a sale.

9. Segment information:

The Company operates in two industry segments: pollution control systems and dust collectors. Information regarding the Company’s geographic segments of its operations is set forth below.

	Nine Months Ended June 30,
	2004	2003
	(In Thousands)
Revenues:
U.S. operations
Domestic	$3,821	$4,794
Export	3,191	5,954
The Netherlands operation	5,486	2,848

Total	$12,498	$13,596

Income (Loss) before taxes:
U.S. operations	$(1,139)	$(1,379)
The Netherlands operation	(504)	17

	$(1,643)	$(1,362)

Identifiable assets:
U.S. operations	$10,998	$14,725
The Netherlands operation	4,264	2,773

	$15,262	$17,498

Information regarding the Company’s industry segments of its operations is set forth below.

	Nine Months Ended June 30,
	(In Thousands)
	2004			2003
	Pollution Control/ Incinerator	Dust Collection	Total	Pollution Control/ Incinerator	Dust Collection	Total
Revenues from customers	9,691	2,807	12,498	11,434	2,162	13,596
Depreciation/ & amortization	117	72	189	137	73	210
Segment pretax income (loss)	(1,418)	(225)	(1,643)	(912)	(450)	(1,362)
Segment assets	13,435	1,827	15,262	15,557	21941	17,498
Expenditures for segment assets	27	—	27	28	—	28

10.	Realization of Assets:

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations thus far in fiscal 2004 and in fiscal 2003 and 2002. In addition, the Company used, rather than provided, cash in its operations during these periods and has violated certain debt covenants.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. These factors, among others, raise concerns about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis and as such do not include any adjustments that might result from the outcome of these uncertainties.

In an effort to ensure the Company’s continued existence, management has instituted a cost reduction program that included a reduction in labor costs and reductions in discretionary expenditures. During the second and third fiscal quarters of fiscal 2004, the Company secured financing that is discussed in note 11 below. Management is also discussing the sale of assets as another avenue to provide for the Company to continue as a going concern. Finally, as announced on April 13, 2004, the Company’s board of directors has approved a reverse/forward stock split that would have the effect of terminating the Company’s status as a public company. The Company believes that the cost savings associated with such termination may be approximately $385,000 per year. The reverse/forward stock split is subject to shareholder approval.

11.	Financing Agreement:

In March 2004, the Company issued a $1,000,000 Convertible Secured Promissory Note to Michael P. Marshall, a former director of the Company. In June of 2004, the note principal was increased to $2,000,000. The interest rate on the note is eight percent (8%) per annum, compounded annually until the note is paid or converted and is secured by the Company’s assets. The maturity date of the note is August 26, 2005, which may be extended by the holder. The holder may convert the outstanding principal and accrued but unpaid interest into shares of preferred stock of the Company. The number of shares of preferred stock that shall be received upon conversion will be equal to the quotient of the outstanding principal and accrued but unpaid interest divided by the lesser of $2.00 or the price at which each share of preferred stock is sold in any new financing.

12. Commitments and contingencies:

There are no significant changes to the information discussed in the Company’s annual report on Form 10-KSB for the year ended September 30, 2003.

13. New accounting pronouncements:

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

The additional annual disclosures in Statement 132(R) are required in financial statements of public companies with fiscal years ending after December 15, 2003 (December 31, 2003 financial statements for an entity with a calendar year-end) except for disclosures about estimated future benefit payments and the additional disclosures for foreign plans, which are effective for fiscal years ending after June 15, 2004. The provisions of Statement 132(R) are effective for nonpublic companies and foreign plans for fiscal years ending after June 15, 2004. The interim-period disclosures are required in interim periods beginning after December 15, 2003 (March 31, 2004 for a calendar year-end company). The adoption of the final interpretation did not have a material impact on the Company’s financial statements.

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

14. Stockholders Equity:

The total number of shares of all classes of stock which the Corporation has authorized to issue is 25,000,000, of which 20,000,000 is Common Stock, $0.10 par value per share, and 5,000,000 is Preferred Stock, $0.10 par value per share. At June 30, 2004, there were 1,865,138 shares of the Company’s common stock outstanding and there were no Preferred shares outstanding.

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

CROWN ANDERSEN INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction:

Crown Andersen Inc. (Crown Andersen or the Company) is a publicly traded holding company for Andersen 2000 Inc. (Andersen) and Griffin Environmental Company, Inc. (Griffin). Through Andersen, the Company owns all of the outstanding stock of Montair Andersen bv (Montair). The Company is engaged in the pollution control, product recovery, and waste processing equipment businesses.

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

The Company contracts are accounted for under the percentage of completion method of accounting. Under this method, the percentage of contract revenue to be currently recognized is based on management’s estimates of costs incurred and an estimate of total estimated costs. Estimates of costs incurred include irrevocable commitments to purchase specialized materials and equipment unique to the project. These estimates are reviewed by management monthly and adjusted accordingly. However, due to uncertainties inherent in the estimation process, actual results could differ from those estimates.

Liquidity and Capital Resources:

Cash and cash equivalents of $1,828,888 at June 30, 2004 increased $520,135 from the September 30, 2003 balance of $1,308,753. This increase was primarily due to the $2 million promissory note from Mr. Marshall. This was offset by the $1,512,291 operating loss for the first nine months of fiscal 2004. The Company anticipates that the available cash will decrease over the short-term as vendor obligations are satisfied and the Company completes the current projects on the books.

Cash provided by investing activities totaled $16,709. This represents payments received by the company against a long-term note receivable, offset by capital expenditures at Montair.

Cash provided by financing activities netted $1,303,671. This includes $2,029,778 proceeds from the Convertible Secured Promissory Note received in 2004. This amount was offset by payments by Andersen and Griffin under their lines of credit of $600,000.

As disclosed in Note 7 to the interim financial statements, during 1994 the Company repossessed certain equipment under a lease arrangement. The Company reduced the carrying value of this asset to $490,000 as of September 30, 1998 and in fiscal 2003 further reduced this value to $245,000. It is reflected as equipment held for resale in the accompanying consolidated balance sheet. The Company has active negotiations underway for the sale of this equipment. It is anticipated that this equipment will be sold in fiscal 2004 or early fiscal 2005.

The Company has pending litigation, which is fully disclosed in Note 11 to the Consolidated Financial Statements for fiscal year ended September 30, 2003. The Company believes that the final resolution of these matters will not result in a material adverse effect on the Company’s financial statements or its operations because the Company believes the claims against it to be improper and without factual basis. However, an adverse legal ruling could have significant negative impact on the Company’s financial statements and operations.

In August 2001, the Company obtained $700,000 in financing from a U.S. bank, a $500,000 mortgage loan and a temporary line of credit of $200,000. The mortgage loan is payable in 34 equal installments of $10,300, including interest at the rate of prime plus  3/4% through July 2004. The $200,000 line of credit expires on July 13, 2004 and bears interest at the rate of prime plus  3/4%. As of June 30, 2004, the Company had utilized the full $200,000 under this line of credit. The proceeds from the mortgage loan were used to pay off a loan due to a former U.S. bank and for operating funds. During fiscal 2003, the Company secured a separate line of credit of $600,000 against one of its projects. This loan was paid in January 2004.

During fiscal 2003 and continuing into fiscal 2004 the Company experienced cash flow problems primarily as a result of the operating losses incurred. In addition, there were a number of the Company’s customers that were late in their payments to the Company or delayed projects, which had a negative impact on the Company’s cash flow. The combination of these factors created a tremendous strain on available funds and resulted in the Company being late in payment to many of its vendors. In addition to attempting to collect these past due funds from its customers, the Company spent almost one year looking for additional financing. In the second and third quarter of fiscal 2004, the Company was successful in securing a $2 million bridge loan convertible to preferred stock at $2.00 per share. Even with the new financing, the Company continues to experience significant liquidity concerns. As of June 30, 2004, its current assets only slightly exceeded its current liabilities. Because the Company does not foresee a positive turn in its results of operations anytime in the near future and therefore cannot rely on cash provided from operations, the inability of the Company to obtain necessary additional financing in a timely fashion could have an unfavorable impact on the Company’s ability to maintain projected operating levels and to meet certain obligations when they become due.

As of June 30, 2004, the Company’s equity in its Montair operation had increased in value by $67,120 from September 30, 2003 as a result of an increase in the foreign currency translation adjustment, reflecting a 4% decrease in the U.S. dollar against the Euro.

Additional disclosures required under Releases Nos. 33-8056; 34-45321; FR 61 issued on January 22, 2002:

Contractual Obligations and Commercial Commitments

(In Thousands of Dollars)

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	4 –5 Years	Over 5 Years
Long-Term Debt *	$843	$843	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Leases	170	90	80	0	0
Unconditional Purchase Obligations	0	0	0	0	0

*	Mortgage Loans Secured by Real Estate.

Note: Operating leases include leased vehicles (1 to 3 years) and office equipment (5 years).

Recoverability of Certain Assets:

The following discussion addresses the consideration that management has given to the recoverability of certain assets.

Note Receivable: On July 10, 2000, the Company entered into a settlement agreement with a certain customer to resolve a dispute under a contract executed in fiscal year 1996. Under terms of the agreement, the Company was to receive $1,800,000 in two equal payments of $180,000 each in July and August 2000, plus ten semi-annual payments of $144,000 plus interest at 5% per annum commencing on April 1, 2001, and payable through October 1, 2005. The note has been guaranteed by the customer’s parent company. Under terms of the agreement, the customer agreed to cancel a performance bond of $1,036,000, which was previously guaranteed under a letter of credit with a bank.

The Company received the first three scheduled payments through April 1, 2001. During the period April 1, 2001 through September 30, 2001, the customer and the Company, in accordance with the Settlement Agreement of July 10, 2001, completed modifications to the system and selected the additional equipment required to maximize system performance, as set forth in the Settlement Agreement. The cost of this additional equipment was to be equally split between the Company and the customer and the anticipated cost to the Company was approximately $100,000. Until September 2001, the customer indicated that the October 2001 payment on the note would be made as scheduled. When the payment was not received as scheduled, the Company advised the customer that it was in default of the Settlement Agreement and, after several unsuccessful attempts to resolve the matter, arbitration was initiated in accordance with the Settlement Agreement. The matter is currently in arbitration, but a resolution is not expected before December 2004. Under the Settlement Agreement, which remains valid and binding, the customer owes the Company approximately $1.296 million plus interest at 5% per annum. The Company has agreed that the $100,000 mentioned above can be deducted from this amount. Legal fees are being expensed as they are incurred. Thus, the Company believes it is entitled to approximately $1.196 million plus interest in arbitration, less perhaps some additional testing or performance reporting costs to establish ultimate performance. The Company will incur additional legal costs before arbitration is completed. In fiscal 2003, the Company recorded a $566,600 valuation reserve against this receivable, in view of the above and because the Company may not receive all the amounts due on this receivable. There is risk associated with both an adverse arbitration ruling and with collectibility of a favorable arbitration award, and thus the reserve is considered by the Company to be reasonable.

Soil Processor: On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer’s default during 1994, the Company terminated the lease, repossessed the equipment, reclassified the asset as equipment held for sale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser to review the carrying value of this unit on a periodic basis. During fiscal year 2003, the carrying value of the equipment was reduced by one-half to $245,000. This is what management believes to be the approximate scrap value of the equipment (the system weighs about 183 tons and includes more than 25 tons of stainless steel plus it includes instrumentation, motors, and six major components plus about 20 minor components and requires about 20,000 square feet of ground space to accommodate). The equipment has been safely stored so that it has not deteriorated in structural or operational capability. Because it is designed for a special application and on a very large scale, and since such applications are not common, except at much smaller scale, any purchaser must have a use for the equipment that is in accordance with the design. Accordingly, there is no active market for the equipment. This requires a lengthy and persistent sales effort. The system is currently being offered for sale to two separate potential purchasers, each of which has an immediate project for its use, one in a foreign location and one in its present location. Current negotiations are for a sale price in excess of $400,000. The prices discussed are dramatically lower than the price of a new system with the same capabilities (approximately $3 million) and both potential purchasers are aware of this. For these reasons, the Company believes it can sell the system for at least the carrying value, and potentially at a profit in late Fiscal 2004 or early Fiscal 2005.

Incinerator Equipment: The inventory referenced in Note 5 is one of two identical systems that were acquired from a former competitor in 1995. They were designed for a specific purpose and were thus saleable only to a very limited customer list worldwide. Some of the auxiliary equipment (compressors, etc.) was common to both systems and was sold separately when there was an application for it. The first of the two incineration systems was sold, after holding it in inventory for approximately two years, for more than $1,165,000. The remaining unit was carried at $870,000 in inventory until September 2003, at which time the carrying value was reduced by approximately one-half to $435,000. This reduction was made only because of the extended time in inventory, not because of obsolescence or deterioration in functionality. To sell this system will require another customer with a similar need to that which it was designed for. The demand for such systems in the specific application is almost non-existent in the United States at the moment, but is increasing rapidly in Asia, particularly in China. The system has been offered to several potential customers recently at greater than the carrying value. The Company thus expects that it will be able to sell this inventory in the near future at greater than the carrying value. There can be no assurance of a sale in a specific time period, and in the event of a sale, there can be no assurance of the price that can be obtained. The Company, in view of the sale of the first unit and the current market, considers the valuation of $435,000 to be reasonable.

Commercial Commitments:

(Off balance sheet obligations)

Outstanding bank guarantees for performance bonds on Company’s manufactured equipment amounted to $850,000. Expiration date: Less than one (1) year.

Notes: The Company is not engaged in trading of commodities. There are no unconsolidated subsidiaries and no related party transactions.

Results of Operations:

Revenues.

For the first nine months of fiscal 2004, revenues were $12,498,292 compared to $13,596,419 for the first nine months of fiscal 2003. The $1,098,127 or 8% reduction in fiscal 2004 revenues is the result of decreased revenues at the Andersen operation, which, after an initial increase in orders during the first quarter of the fiscal year, has experienced a slow down in incoming orders during the second and third quarters of the fiscal year. This slow down in incoming orders and the current cash flow problems have resulted in negative results from operations. For the third quarter of fiscal 2004, revenues were $3,786,932 as compared to $4,272,358 in the comparable period of fiscal 2003 and $4,126,757 in the second quarter of fiscal 2004. The second and third quarters of fiscal 2004 were adversely affected by the slow down in incoming orders and by having to delay some projects because of the cash flow problems. The capital goods market has been depressed for the last two years, especially in the United States.

Revenues for the first nine months of fiscal 2003 were $13,596,419 compared to $16,764,682 for the first nine months of fiscal 2002. The $3.2 million or 19% reduction in revenues for fiscal 2003 was the result of lower sales and revenues at the Company’s U.S. domestic operations for the current fiscal year. The lower revenues were primarily attributed to the downturn in the capital goods markets, primarily in the United States. Revenues for the third quarter of fiscal 2003 were $4,272,358 as compared to $4,621,977 in revenues for the same period of fiscal 2002 and $4,526,172 for the second quarter of fiscal 2003. Due to unexpected weather delays in equipment installation, revenues for the third quarter of fiscal 2003 were less than second quarter of fiscal 2003. During the last half of fiscal 2002 and for all of fiscal 2003, the Company experienced a significant slowdown in incoming orders due to the slowdown in the manufacturing sector of the economy. For the current fiscal year, Andersen and Griffin experienced the worst impact of the current economic situation. The rate of incoming orders was much lower than in previous years. The proposal activity remained strong, but the release of these orders was extremely slow and unpredictable. These orders were not being released to competitors, but were being delayed in the hopes of an improvement in the economy.

Foreign sales (including Andersen exports and Montair sales) were $8.7 million in the first nine months of fiscal 2004, accounting for 70% of the Company’s revenue for the period. For the first nine months of fiscal 2003, foreign sales were $8.8 million or 65% of total revenues. All changes in revenues are related to the quantity of products sold, not to pricing changes.

The Company continues to pursue business in the international marketplace. Domestic demand for the Company’s products has been slow during the past four years due to changes in U.S. environmental regulations and the sluggish manufacturing economy for most of fiscal 2003 and during fiscal 2004.

Cost of Sales.

Cost of sales for the first nine months of fiscal 2004 was $11,000,737 as compared to $11,679,657 for the first nine months of fiscal 2003. This $678,920 (6%) decrease was primarily due to the decrease in revenues for the current fiscal year. For the third quarter of fiscal 2004, cost of sales was $3,493,467 as compared to $3,517,021 in the third quarter of fiscal 2003 and $3,747,221 for the second quarter of fiscal 2004. The decrease in fiscal 2004 is attributed to reduced revenues in the quarter from the prior periods.

For the first nine months of fiscal 2003, cost of sales was $11,679,657 as compared to first nine months of fiscal 2002 of $15,194,111. The $3.5 million (23%) decrease in fiscal 2003 from the comparable period in fiscal 2002 is primarily due to the decrease in revenues for the current period. Cost of sales for the third quarter of fiscal 2003 of $3,517,021 decreased $1,233,098 (26%) from the $4,750,119 for the third quarter of fiscal 2002 and increased $510,214 (13%) from the $4,027,235 in the second quarter of fiscal 2003, primarily as a result of the changes in revenues for the periods.

Selling, General and Administrative Costs.

For the first nine months of fiscal 2004, selling, general and administrative expenses were $2,964,257 as compared to $3,101,377 for the comparable period of fiscal 2004. This $137,120 decrease in costs in the current period was the result of lower sales commissions due to the decrease in revenues. However, this decrease was offset by increased legal expenses during the quarter. Selling, general and administrative expenses were $867,771 for the third quarter of fiscal 2004 as compared to $964,434 in the third quarter of fiscal 2003 and $1,128,985 in the second quarter of fiscal 2004. Fiscal 2004 second quarter expenses were greater due to legal cost increases for the period. As a percentage of revenues, selling, general and administrative expenses were 24% and 23% for the first nine months of fiscal 2004 and 2003, respectively. These percentages were 23%, 23% and 27% for the third quarter of fiscal 2004, the third quarter of fiscal 2003 and the second quarter of fiscal 2004, respectively. With the exception of commissions, selling, general and administrative costs are generally fixed in nature and do not typically change in direct proportion to changes in revenue.

Selling, general and administrative expenses of $3,101,377 for the first nine months of fiscal 2003 increased $33,133 (1%) from the $3,068,244 reported for the comparable period of fiscal 2002. The increase was primarily the result of higher sales commissions on the projects for the current year. Fiscal 2003 third quarter expenses of $964,434 were $24,757 less than the $988,691 in the third quarter of fiscal 2002 and $68,101 less than the $1,032,535 for the second quarter of fiscal 2003.

Interest and Other Expense.

For the nine months ended June 30, 2004, net interest and other expenses was $176,189 as compared to $177,348 for the first nine months of fiscal 2003. For the third quarter of fiscal 2004, net interest and other expense was $132,617. For the third quarter of fiscal 2003, these expenses were $61,501 and for the second quarter of fiscal 2004 they were $(1,026). Due to the current cash requirements of the Company, it is anticipated that interest expense will continue to increase during fiscal 2004.

For the first nine months of fiscal 2003, net interest and other expense was $177,348, a $96,636 (120%) increase over the $80,712 in the first nine months of fiscal 2002. For the third quarter of fiscal 2003, net interest and other expense was $61,501 compared to $35,783 for the third quarter of fiscal 2002 and $49,892 in the second quarter of fiscal 2003. These increases were due to increased borrowings during the period and limited cash available for investment, as compared to previous periods.

Taxes on Income.

For the first nine months of fiscal 2004 and 2003 there were no U.S. tax benefits recorded for the period. During the second quarter of fiscal 2004, the Company did record a $30,600 tax benefit on the Montair operation to recognize the filing of amended tax returns in the Netherlands. It is anticipated that the Company may not have taxable income over the rest of fiscal 2004 and accordingly, the Company will not utilize any deferred tax benefits.

Net Income.

For the first nine months of fiscal 2004, the net loss was $1,612,291 or $0.86 per share (basic and diluted) compared to a net loss of $1,365,263 or $0.73 per share (basic and diluted) for the first nine months of fiscal 2003. A net loss of $706,923 or $0.38 per share (basic and diluted) was reported for the third quarter of fiscal 2004. For the third quarter of fiscal 2003, the net loss was $307,598 or $0.16 per share (basic and diluted) and $717,823 or $0.38 per share (basic and diluted) for the second quarter of fiscal 2004.

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

Shares Outstanding.

The weighted average shares and equivalent shares outstanding were:

	Basic	Diluted
First nine months of 2004	1,865,138	1,865,138
First nine months of 2003	1,861,404	1,861,404
Third quarter of 2004	1,865,138	1,865,138
Third quarter of 2003	1,865,138	1,865,138
Second quarter of 2004	1,865,138	1,865,138

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

ITEM 3. Controls and Procedures

Management has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Management has also evaluated, again with the participation of the Company’s principal executive and principal financial officers, any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter and that materially affects, or is likely to materially affect, the Company’s internal control over financial reporting. For the reasons set forth in the following paragraph, management was unable to conclude, even with the mitigating factors described, that the Company’s disclosure controls and procedures were effective. Management considers the developments, described below, again even with the mitigating factors, to constitute changes that could reasonably materially affect the Company’s internal control over financial reporting.

Due to personnel cut backs in the accounting department that occurred in the first quarter of fiscal 2004 (quarter ended December 31, 2003), there are not enough people to effectively segregate duties. The matching of vendor invoices and purchase orders, the coding of the invoices, the data input of the invoices, disbursements, etc. should ideally be done by different individuals. This is also true with invoicing to our customers and the applications of the receipt of payments should also be performed by different individuals. At the present time, the majority of these functions are performed by one person. To offset this lack of segregation of duties, the Company has increased the review process of this data.

All invoices are approved for payment by a department head and reviewed by the individuals signing the checks. The approval for payment is authorized by the Company’s CEO and its CFO. All trade payable checks require two signatures. The payables and receivables aging are reviewed by various department heads. The reports are being reviewed and monitored by more managers to compensate for the lack of segregation of duties in processing the accounting documents. These steps were commenced during the quarter ended December 31, 2003 and continued through the quarter ended June 30, 2004.

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

ITEM	6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with or incorporated by reference into this report:

3	Certificate of Designation filed with the Delaware Secretary of State on August 12, 2004 authorizing the issuance of up to 2,000,000 shares of Series A Preferred Stock.

10.1	Amended and Restated Convertible Secured Promissory Note dated June 16, 2004 in the principal amount of $2,000,000 (incorporated by reference to Exhibit (b)(1) to Amendment No. 1 to Schedule 13E-3 filed by Crown Andersen on June 23, 2004).

10.2	First Amendment to Loan and Security Agreement dated June 16, 2004 (incorporated by reference to Exhibit (b)(3) to Amendment No. 1 to Schedule 13E-3 filed by Crown Andersen on June 23, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

(b) The following Form 8-K’s were filed during the quarter ended June 30, 2004:

Form 8-K dated April 13, 2004 – Filed as exhibit 99, press release announcing that its Board of Directors had approved a reverse/forward stock split that would have the effect of terminating the Company’s obligations to file annual and periodic reports and other filings with the Securities and Exchange Commission.

Form 8-K dated May 26, 2004 – Filed as exhibit 99, press release announcing the Company’s receipt of a Nasdaq Marketplace Rule 4310(c)(14) letter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN ANDERSEN INC.

Dated: August 16, 2004	By:	/s/ Jack D. Brady
Jack D. Brady
Chairman of the Board
(Duly Authorized Officer)

Dated: August 16, 2004	By:	/s/ Randall H. Morgan
Randall H. Morgan
Secretary and Treasurer
(Principal Financial Officer)