Form 10QSB/A
period 2003-12-31
CROWN ANDERSEN INC
filed 2004-09-01
CIK 778808

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

CROWN ANDERSEN INC.

Explanatory Note:

This Amendment with respect to our quarterly report on Form 10-QSB is being filed for the purposes of responding to comments received by us from the staff of the Securities and Exchange Commission. This amendment reflects the following changes:

1.	Addition of Note 5, Warranty Reserve

2.	Discussion of status of certain assets is added in Management Discussion and Analysis under the section “Recoverability of Certain Assets”.

3.	Revision to Item 3, Controls and Procedures

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

Three Months Ended December 31, 2003
Beginning balance	$519,315
Payments	(44,492)
Increase in reserves	9,468

Ending balance	$484,291

6.	Inventories:

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

11.	Subsequent Events:

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

Soil Processor: On September 30, 1992, the Company sold a soil processor unit under a financing-type lease arrangement. As a result of the customer’s default during 1994, the Company terminated the lease, repossessed the equipment, reclassified the asset as equipment held for sale and reduced its carrying value from approximately $2.1 million to $1.8 million. The Company employs an outside appraiser to review the carrying value of this unit on a periodic basis. During fiscal year 2003, the carrying value of the equipment was reduced by one-half to $245,000. This is what management believes to be the approximate scrap value of the equipment (the system weighs about 183 tons and includes more than 25 tons of stainless steel plus it includes instrumentation, motors, and six major components plus about 20 minor components and requires about 20,000 square feet of ground space to accommodate). The equipment has been safely stored so that it has not deteriorated in structural or operational capability. Because it is designed for a special application and on a very large scale, and since such applications are not common, except at much smaller scale, any purchaser must have a use for the equipment that is in accordance with the design. Accordingly, there is no active market for the equipment. This requires a lengthy and persistent sales effort. Proposals for the sale of the system are currently being issued to potential purchasers. Current negotiations are for a sale price in excess of $400,000. The prices discussed are dramatically lower than the price of a new system with the same capabilities (approximately $3 million) and potential purchasers are aware of this. For these reasons, the Company believes it can sell the system for at least the carrying value, and potentially at a profit in late Fiscal 2004 or early Fiscal 2005.

Incinerator Equipment: The inventory referenced in Note 5 is one of two identical systems that were acquired from a former competitor in 1995. They were designed for a specific purpose and were thus saleable only to a very limited customer list worldwide. Some of the auxiliary equipment (compressors, etc.) was common to both systems and was sold separately when there was an application for it. The first of the two incineration systems was sold, after holding it in inventory for approximately two years, for more than $1,165,000. The remaining unit was carried at $870,000 in inventory until September 2003, at which time the carrying value was reduced by approximately one-half to $435,000. This reduction was made only because of the extended time in inventory, not because of obsolescence or deterioration in functionality. To sell this system will require another customer with a similar need to that which it was designed for. The demand for such systems in the specific application is almost non-existent in the United States at the moment, but there is potential for the sale of the equipment in Asia. The system has been offered to several potential customers recently at greater than the carrying value. The Company thus expects that it will be able to sell this inventory in the near future at greater than the carrying value. There can be no assurance of a sale in a specific time period, and in the event of a sale, there can be no assurance of the price that can be obtained. The Company, in view of the sale of the first unit and the current market, considers the valuation of $435,000 to be reasonable.

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

ITEM 3. Controls and Procedures

Management has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Management has also evaluated, again with the participation of the Company’s principal executive and principal financial officers, any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter and that materially affects, or is likely to materially affect, the Company’s internal control over financial reporting. For the reasons set forth in the following paragraph, management was unable to conclude, even with the mitigating factors described, that the Company’s disclosure controls and procedures were effective. Management considers the developments described below, again even with the mitigating factors, to constitute changes that could reasonably materially affect the Company’s internal control over financial reporting.

Due to personnel cut backs in the accounting department that occurred in the first quarter of fiscal 2004 (quarter ended December 31, 2003), there are not enough people to effectively segregate duties. The matching of vendor invoices and purchase orders, the coding of the invoices, the data input of the invoices, disbursements, etc. should ideally be done by different individuals. This is also true with invoicing to our customers and the applications of the receipt of payments should also be performed by different individuals. At the present time, the majority of these functions are performed by one person. To offset this lack of segregation of duties, the Company has increased the review process of this data. All invoices are approved for payment by a department head and reviewed by the individuals signing the checks. The approval for payment is authorized by the Company’s CEO and its CFO. All trade payable checks require two signatures. The payables and receivables aging are reviewed by various department heads. The reports are being reviewed and monitored by more managers to compensate for the lack of segregation of duties in processing the accounting documents. These steps were commenced during the quarter ended December 31, 2003.

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

CROWN ANDERSEN INC.

Dated: September 1, 2004	By:	/s/ Jack D. Brady
Jack D. Brady
Chairman of the Board
(Duly Authorized Officer)

Dated: September 1, 2004	By:	/s/ Randall H. Morgan
Randall H. Morgan
Secretary and Treasurer
(Principal Financial Officer)