Form 10QSB/A
period 2004-03-31
CROWN ANDERSEN INC
filed 2004-09-01
CIK 778808

UNITED STATES

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

CROWN ANDERSEN INC.

Explanatory Note:

This amendment on Form 10-QSB/A is being filed with respect to our quarterly report on Form 10-QSB for the second quarter of fiscal 2004 (ended March 31, 2004). This amendment is being filed for the following reasons:

1.	Addition of Note 5, Warranty Reserve

2.	Discussion of status of certain assets is added in Management Discussion and Analysis under the section “Recoverability of Certain Assets”.

3.	Revision to Item 3, Controls and Procedures

ITEM 1. FINANCIAL STATEMENTS

CROWN ANDERSEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT:
Cash and cash equivalents	$858,112	$1,308,753
Receivables:
Trade, less allowance of $394,700 and $379,400 for doubtful accounts	2,660,592	3,057,038
Other	137,682	142,146
Costs and estimated earnings in excess of billings on uncompleted contracts	3,897,023	4,262,791
Inventories	3,724,213	2,354,841
Refundable income taxes	98,629	140,914
Prepaid expenses	140,335	177,917
Current maturities of long-term receivable	58,589	58,589

TOTAL CURRENT ASSETS	11,575,175	11,502,989

LONG-TERM RECEIVABLE, net of discount of $163,364	1,455,270	1,484,092
PROPERTY AND EQUIPMENT, less accumulated depreciation	2,420,803	2,507,623
PROPERTY AND EQUIPMENT HELD FOR SALE	245,000	245,000
OTHER ASSETS	85,585	106,284

TOTAL ASSETS	$15,781,833	$15,845,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$800,000	$1,400,000
Notes Payable	1,006,445	—
Accounts payable	6,065,452	5,381,206
Accruals:
Compensation	580,326	501,899
Warranty	515,376	519,315
Miscellaneous	520,619	709,962
Billings on uncompleted contracts in excess of cost and estimated earnings	333,389	471,321
Current maturities of long-term debt	889,441	969,661

TOTAL LIABILITIES	10,711,048	9,953,364

STOCKHOLDERS’ EQUITY:
Preferred Stock, $010 par; shares authorized 5,000,000; issued-0-	—	—
Common Stock, $.10 par; shares authorized 20,000,000; issued 1,875,918; outstanding 1,865,138	187,592	187,592
Additional paid-in capital	3,836,572	3,836,572
Treasury stock; 10,780	(159,844)	(159,844)
Retained earnings	988,447	1,893,815
Foreign currency translation adjustment	218,018	134,489

TOTAL STOCKHOLDERS’ EQUITY	5,070,785	5,892,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,781,833	$15,845,988

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

Six Months Ended March 31, 2004
Beginning balance	$519,315
Payments	(558,964)
Increase in reserves	555,025

Ending balance	$515,376

6. Inventories:

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

	Six Months Ended March 31,
	2004	2003
	(In Thousands)
Revenues:
U.S. operations
Domestic	$2,341	$3,273
Export	2,950	4,315
The Netherlands operation	3,420	1,736

Total	$8,711	$9,324

Income (Loss) before taxes:
U.S. operations	$(615)	$(971)
The Netherlands operation	(321)	(120)

	$(936)	$(1,091)

Identifiable assets:
U.S. operations	$12,012	$16,056
The Netherlands operation	3,770	2,573

	$15,782	$18,629

Information regarding the Company’s industry segments of its operations is set forth below.

	Six Months Ended March 31,
	(In Thousands)
	2004			2003
	Pollution Control/ Incinerator	Dust Collection	Total	PollutionControl/ Incinerator	Dust Collection	Total
Revenues from customers	7,141	1,570	8,711	8,089	1,235	9,324
Depreciation/ & amortization	77	49	126	88	49	137
Segment pretax income (loss)	(691)	(245)	(936)	(707)	(384)	(1,091)
Segment assets	13,801	1,981	15,782	16,609	2,020	18,629
Expenditures for segment assets	5	—	5	27	—	27

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

Due to personnel cut backs in the accounting department that occurred in the first quarter of fiscal 2004 (quarter ended December 31, 2003), there are not enough people to effectively segregate duties. The matching of vendor invoices and purchase orders, the coding of the invoices, the data input of the invoices, disbursements, etc. should ideally be done by different individuals. This is also true with invoicing to our customers and the applications of the receipt of payments should also be performed by different individuals. At the present time, the majority of these functions are performed by one person. To offset this lack of segregation of duties, the Company has increased the review process of this data. All invoices are approved for payment by a department head and reviewed by the individuals signing the checks. The approval for payment is authorized by the Company’s CEO and its CFO. All trade payable checks require two signatures. The payables and receivables aging are reviewed by various department heads. The reports are being reviewed and monitored by more managers to compensate for the lack of segregation of duties in processing the accounting documents. These steps were commenced during the quarter ended December 31, 2003 and continued through the quarter ended March 31, 2004.

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

Form 8-K dated January 21, 2004 – Filed as exhibit 99, press release announcing the Company’s receipt of a Nasdaq Marketplace Rule 4310©(14) letter.

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